Form 10-K
period 2009-12-31
ALLIED CAPITAL CORP
filed 2010-02-26
CIK 3906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $609.4 million based upon the last sale price for the registrant’s common stock on that date. As of February 25, 2010, there were 179,940,040 shares of the registrant’s common stock outstanding.

PART I

Item 1.  Business.

General

We are a business development company, or BDC, in the private equity business and we are internally managed. Specifically, we generally invest in primarily private middle market companies with EBITDA, or earnings before interest, taxes, depreciation and amortization, of between $5 million and $150 million in a variety of industries through long-term debt and equity capital instruments. As a BDC, we were created to be a source of capital to small and growing businesses in the United States. We have participated in the private equity business since we were founded in 1958. Since then through December 31, 2009, we have invested more than $14 billion in thousands of companies nationwide. We primarily invest in the American entrepreneurial economy, helping to build middle market businesses and support American jobs. At December 31, 2009, our private finance portfolio included investments in 77 companies that generate aggregate annual revenues of approximately $8 billion and employ more than 40,000 people. We generally invest in established companies with adequate cash flow for debt service.

Our investment objective is to achieve current income and capital gains. In order to achieve this objective, we have primarily invested in debt and equity securities of private companies in a variety of industries. However, from time to time, we have invested in companies that are public but lack access to additional public capital.

We are internally managed by our management team of senior officers and managing directors. At December 31, 2009, we had 107 employees. We are headquartered in Washington, DC, with offices in New York, NY and Arlington,VA.

On October 26, 2009, we and Ares Capital Corporation, or “Ares Capital,” announced a strategic business combination in which ARCC Odyssey Corp., a wholly owned subsidiary of Ares Capital Corporation, or “Merger Sub,” would merge with and into Allied Capital and, immediately thereafter, Allied Capital would merge with and into Ares Capital. If the merger of Merger Sub into Allied Capital is completed, holders of Allied Capital common stock will have a right to receive 0.325 shares of Ares Capital common stock for each share of Allied Capital common stock held immediately prior to such merger. In connection with such merger, Ares Capital expects to issue a maximum of approximately 58.3 million shares of its common stock (assuming that holders of all “in-the-money” Allied Capital stock options elect to be cashed out), subject to adjustment in certain limited circumstances. The closing of the merger is subject to the receipt of shareholder approvals from Allied Capital and Ares Capital shareholders, and other closing conditions. Allied Capital is holding a special meeting of its stockholders on March 26, 2010, at which Allied Capital stockholders will be asked to vote on the approval of the merger and the merger agreement described in the proxy statement dated February 11, 2010. Approval of the merger and the merger agreement requires the affirmative vote of two-thirds of Allied Capital’s outstanding shares entitled to vote on the matter. The completion of the merger with Ares Capital is dependent on a number of conditions being satisfied or, where legally permissible, waived. See “Item IA. Risk Factors — Risks Related to the merger with Ares Capital.”

Private Equity Investing

The United States and the global economies continue to operate in an unprecedented economic recession, and the U.S. capital markets continue to experience extreme volatility and a lack of liquidity. Our strategy in these difficult economic times has been focused on reducing costs and streamlining our organization; building liquidity through selected asset sales; retaining capital by limiting new investment activity and suspending dividend payments; and working with portfolio companies to help them position for growth when the economy recovers.

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

Historically, we have competed for investments with a large number of private equity funds and mezzanine funds, other BDCs, hedge funds, investment banks, other equity and non-equity based investment funds, and other sources of financing, including specialty finance companies and traditional financial services companies such as commercial banks. However, we have primarily competed with other providers of long-term debt and equity capital to middle market companies, including private equity funds and other BDCs.

Private Finance Portfolio.  Our private finance portfolio primarily is composed of debt and equity investments. Debt investments include senior loans, unitranche debt (an instrument that combines both senior and subordinated financing, generally in a first lien position), or subordinated debt (with or without equity features). The junior debt that we have in the portfolio is lower in repayment priority than the senior debt and is also known as mezzanine debt. Our portfolio contains equity investments generally for a minority equity stake in portfolio companies, and includes equity features, such as nominal cost warrants, received in conjunction with our debt investments.

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

At December 31, 2009, 39.1% of the private finance investments at value were in companies more than 25% owned, 8.7% were in companies 5% to 25% owned, and 52.2% were in companies less than 5% owned.

We monitor the portfolio to maintain diversity within the industries in which we invest. We may or may not concentrate in any industry or group of industries in the future. The industry composition of the private finance portfolio at value at December 31, 2009 and 2008, was as follows:

	2009	2008

Industry
Business services	32%	36%
Consumer products	29	24
Financial services	9	6
CLO/CDO(1)	8	8
Consumer services	5	5
Industrial products	4	5
Education services	3	2
Healthcare services	3	2
Retail	3	5
Private debt funds	—	5
Other	4	2

Total	100%	100%

(1)	These funds primarily invest in senior corporate loans. Certain of these funds are managed by Callidus, a portfolio company of Allied Capital.

Commercial Real Estate Finance Portfolio.  We also have participated in commercial real estate finance over our history. Over the past several years, we have not actively participated in commercial real estate finance as we believed that the market for commercial real estate had become too aggressive and that investment opportunities were not priced appropriately. As a result, our commercial real estate finance portfolio totaled $55.8 million at value, or 2.1% of our total assets, at December 31, 2009, and contained primarily commercial mortgage loans and real estate properties.

Asset Management

In addition to managing our own assets, we manage certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries and broadly syndicated senior secured loans. At December 31, 2009, we had six separate funds under our management (together, the Managed Funds) for which we may earn management or other fees for our services. In some cases, we may invest in the equity of these funds, along with other third parties, from which we may earn a current return and/or a future incentive allocation.

In the first quarter of 2009, we completed the acquisition of the management contracts of three middle market senior debt CLOs (together, the Emporia Funds) and certain other related assets for approximately $11 million (subject to post-closing adjustments). The acquired assets are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the contracts. In October 2009, we sold our investment, including our outstanding commitments and the provision of management services, in the Senior Secured Loan Fund LLC to Ares Capital, and in December 2009, we sold our investment, including the provision of management services, in the Allied Capital Senior Debt Fund, L.P. to Ivy Hill Asset Management, L.P., a portfolio company of Ares Capital. We may continue to sell additional Managed Funds to Ares Capital or other third parties.

The assets of the Managed Funds at December 31, 2009 and 2008, and our management fees as of December 31, 2009 were as follows:

	Assets of Managed Funds
($ in millions)	December 31,		Management
Name of Fund	2009	2008	Fee

Knightsbridge CLO 2007-1 Ltd.	$499.3	$500.6	0.600%
Knightsbridge CLO 2008-1 Ltd.	305.1	304.7	0.600%
Emporia Preferred Funding I, Ltd.	417.6	—	0.625	%(1)
Emporia Preferred Funding II, Ltd.	350.5	—	0.650	%(1)
Emporia Preferred Funding III, Ltd.	406.5	—	0.650	%(1)
AGILE Fund I, LLC	73.6	99.3	—	(1)

Senior Secured Loan Fund LLC(2)	—	789.8	—
Allied Capital Senior Debt Fund, L.P.(2)	—	412.9	—

Total Assets	$2,052.6	$2,107.3

(1)	In addition to the management fees, we are entitled to an incentive allocation subject to certain performance benchmarks. There can be no assurance that the incentive allocation will be earned.

(2)	In June 2009, the Unitranche Fund LLC was renamed the Senior Secured Loan Fund LLC. In the fourth quarter of 2009, we sold our investment, including our commitments and the provision of management services, in the Senior Secured Loan Fund LLC to Ares Capital, and we sold our investment, including the provision of management services in the Allied Capital Senior Debt Fund, L.P. to Ivy Hill Asset Management, L.P., a portfolio company of Ares Capital. The Senior Secured Loan Fund LLC earned a fee of 0.375% of assets and the Allied Capital Senior Debt Fund, L.P. earned a fee of 1.625% of the fund’s equity.

A portion of the management fees earned by us may be deferred under certain circumstances. Collection of the fees earned is dependent in part on the performance of the relevant fund. We may pay a portion of management fees we receive to Callidus Capital Corporation, a wholly owned portfolio investment, for services provided to the Knightsbridge CLO 2007-1 Ltd., Knightsbridge CLO 2008-1 Ltd. and the Emporia Funds.

Our responsibilities to the Managed Funds may include investment execution, underwriting, and portfolio monitoring services. Each of the Managed Funds may separately invest in the debt or equity of companies in our portfolio, and these investments may be senior, pari passu or junior to the debt and equity investments held by us. We may or may not participate in investments made by the Managed Funds.

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

We have a centralized, credit-based approval process for our investments. The key steps in our investment process are:

•	Initial investment screening;

•	Initial Investment/Finance Committee, or IFC, approval;

•	Due diligence, structuring and negotiation;

•	Internal review of diligence results, including peer review;

•	Final IFC approval;

•	Approval by the Investment Review Committee of the Board of Directors for all debt investments that represent a commitment equal to or greater than $20 million and every buyout transaction; and

•	Funding of the investment.

The IFC is chaired by John Scheurer, CEO, and currently includes William Walton, Chairman of the Board (vice chairman of the committee), Penni Roll, CFO, Scott Binder, Managing Director and Head of

Special Assets, Robert Monk, Managing Director, Daniel Russell, Managing Director and Head of Private Finance, Susan Mayer, Managing Director, Dale Lynch, Executive Vice President, John Wellons, Chief Accounting Officer and two Principals on a rotating basis. The composition of the committee may change from time to time.

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

The Special Assets Sub-Committee of the IFC is responsible for review and oversight of the investment portfolio, including reviewing the performance of selected portfolio companies, overseeing portfolio companies in workout status, reviewing and approving certain modifications or amendments to or certain additional investments in existing portfolio companies, reviewing and approving certain actions by portfolio companies whose voting securities are more than 50% owned by us, reviewing significant investment-related litigation matters where we are a named party, approving related activities and reviewing and approving proxy votes with respect to our portfolio investments.

From time to time, we will identify investments that require closer monitoring or become workout assets. We develop a workout strategy for workout assets and the Special Assets Sub-Committee of the IFC gauges our progress against the strategy. The Special Assets Sub-Committee is chaired by John Scheurer, CEO, and currently includes Scott Binder, Managing Director and Head of Special Assets (vice chairman of the committee), William Walton, Chairman of the Board, Penni Roll, CFO, Daniel Russell, Managing Director and Head of Private Finance, Susan Mayer, Managing Director, and Ralph Blasey, Executive Vice President and Corporate Counsel. The composition of the committee may change from time to time.

For debt investments we may have board observation rights that allow us to attend portfolio company board meetings. For buyout investments, we generally hold a majority of the seats on the board of directors where we own a controlling interest in the portfolio company and we have board observation rights where we do not own a controlling interest in the portfolio company.

Portfolio Valuation

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940 (1940 Act), is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy and the provisions of the 1940 Act and Accounting Standards Codification (ASC) Topic 820, which includes the codification of FASB Statement No. 157, Fair Value Measurements and related interpretations. We determine fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. At December 31, 2009, portfolio investments recorded at fair value using level 3 inputs (as defined under ASC Topic 820) were approximately 80% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation in an active market, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

•	Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals, led by the Managing Director or senior officer who is responsible for the portfolio company relationship (the Deal Team).

•	The CVO, members of the valuation team and third-party valuation consultants (see below), as applicable, review the preliminary valuation documentation as prepared by the Deal Team.

•	The CVO, members of the valuation team, and third-party consultants (see below), as applicable, meet with each Managing Director or responsible senior officer to discuss the preliminary valuation determined and documented by the Deal Team for each of their respective investments.

•	The Chairman of the Board, CEO, CFO and the Managing Directors meet with the CVO to discuss the preliminary valuation results.

•	Valuation documentation is distributed to the members of the Board of Directors.

•	The Audit Committee of the Board of Directors meets separately from the full Board of Directors with the third-party consultants (see below) to discuss the assistance provided and results. The CVO attends this meeting.

•	The CVO discusses and reviews the valuations with the Board of Directors.

•	To the extent there are changes or if additional information is deemed necessary, a follow-up Board meeting may take place.

•	The Board of Directors determines the fair value of the portfolio in good faith.

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

The valuation analysis prepared by management is submitted to our Board of Directors who is ultimately responsible for the determination of fair value of the portfolio in good faith. We generally receive valuation assistance from Duff & Phelps, LLC (Duff & Phelps) for our private finance portfolio consisting of certain limited procedures (the Procedures) we identified and requested them to perform. Based upon the performance of the Procedures on a selection of our final portfolio company valuations, Duff & Phelps has concluded that the fair value of those portfolio companies subjected to the Procedures did not appear unreasonable. In addition, we also received third-party valuation assistance from other third-party consultants for certain private finance portfolio companies.

We currently intend to continue to work with third-party consultants to obtain valuation assistance for a portion of the private finance portfolio each quarter. We currently anticipate that we will generally obtain valuation assistance for all companies in the portfolio where we own more than 50% of the outstanding voting equity securities (excluding companies with a cost less than $5.0 million and a value less than $2.5 million) on a quarterly basis and that we will generally obtain assistance for companies where we own equal to or less than 50% of the outstanding voting equity securities (excluding companies with a cost less than $5.0 million and a value less than $2.5 million) at least once during the course of the calendar year. Valuation assistance may or may not be obtained for new companies that enter the portfolio after June 30 of any calendar year during that year or for investments with a cost less than $5.0 million and value less than $2.5 million. For the quarter ended December 31, 2009, we received valuation assistance for 59 portfolio companies, which represented 94.6% of the private finance portfolio at value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Corporate Structure and Offices

We are a Maryland corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We have a real estate investment trust subsidiary, Allied Capital REIT, Inc., and several subsidiaries that are single-member limited liability companies established for specific purposes, including holding real estate property. We also have a subsidiary, A.C. Corporation, that generally provides diligence and structuring services, as well as transaction, management, consulting, and other services, including underwriting and arranging senior loans, to Allied Capital and our portfolio companies. A.C. Corporation also provides fund management services to certain Managed Funds.

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

Employees

On December 31, 2009, we employed 107 individuals, including investment and portfolio management professionals, operations professionals and administrative staff. The majority of our employees are located in our Washington, DC office.

Certain Government Regulations

We operate in a highly regulated environment. The following discussion generally summarizes certain government regulations that we are subject to.

Business Development Company.  A BDC is defined and regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to invest in long-term, private investments in businesses.

As a BDC, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company and that:

•	does not have a class of securities with respect to which a broker may extend margin credit at the time the acquisition is made;

•	is controlled by the BDC and has an affiliate of a BDC on its board of directors;

•	does not have any class of securities listed on a national securities exchange;

•	public companies that list their securities on a national securities exchange with a market capitalization of less than $250 million; or

•	meets such other criteria as may be established by the SEC.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

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

As a BDC, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or repurchase of our common stock unless we meet the applicable asset coverage ratio at the time of the distribution.

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

We are also limited in the amount of stock options that may be issued and outstanding at any point in time. The 1940 Act provides that the amount of a BDC’s voting securities that would result from the exercise of all outstanding warrants, options and rights at the time of issuance may not exceed 25% of the BDC’s outstanding voting securities, except that if the amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights issued to the BDC’s directors, officers, and employees pursuant to any executive compensation plan would exceed 15% of the BDC’s outstanding voting securities, then the amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights at the time of issuance shall not exceed 20% of the outstanding voting securities of the BDC.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Regulated Investment Company Status.  We have elected to be taxed as a regulated investment company (RIC) under Subchapter M of the Code. In order to maintain our status as a RIC and obtain RIC tax benefits, we must, in general, (1) continue to qualify as a BDC; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Code; and (4) timely distribute to stockholders at least 90% of our annual investment company taxable income as defined in the Code. We currently qualify as a RIC. However, there can be no assurance that we will continue to qualify for such treatment in future years. See “Item 1A. Risk Factors.”

As long as we qualify as a RIC, we are not taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis. Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses generally are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as payment-in-kind interest and dividends and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

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

We could be subject to the Alternative Minimum Tax (AMT) but any items that are treated differently for AMT purposes may be apportioned between us and our stockholders and this may affect U.S. stockholders’ AMT liabilities. Although regulations explaining the precise method of apportionment have not yet been issued, such items will generally be apportioned in the same proportion that dividends paid to each stockholder bear to our taxable income (determined without regard to the dividends paid deduction), unless a different method for a particular item is warranted under the circumstances.

Compliance with the Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements apply to us, including:

•	Our Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer certify the financial statements contained in our periodic reports through the filing of Section 302 certifications;

•	Our periodic reports disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Our annual report on Form 10-K contains a report from our management on internal control over financial reporting, including a statement that our management is responsible for establishing and maintaining adequate internal control over financial reporting as well as our management’s assessment of the effectiveness of our internal control over financial reporting, and an attestation report on the effectiveness of our internal control over financial reporting issued by our independent registered public accounting firm;

•	Our periodic reports disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date of their evaluation, including corrective actions with regard to significant deficiencies and material weaknesses, if any; and

•	We may not make any loan to any director or executive officer and we may not materially modify any existing loans to any director or executive officer.

We have adopted procedures to comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

We have adopted certain policies and procedures to comply with the New York Stock Exchange (NYSE) corporate governance rules. In accordance with the NYSE procedures, shortly after our 2009 Annual Meeting of Stockholders, we submitted the required CEO certification to the NYSE pursuant to Section 303A.12(a) of the listed company manual. Our common stock is also listed on the Nasdaq Global Select Market.

Item 1A.	Risk Factors.

Investing in Allied Capital involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective.

Risks Related to Liquidity

Our use of leverage magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.  Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. From time to time we borrow from and issue senior debt securities to banks, insurance companies, and other lenders or investors. Holders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders. In the case of the lenders under our $250 million senior secured term loan (the Term Loan), these claims are secured by a substantial portion of our assets. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. We and, indirectly, our stockholders will bear the cost associated with our leverage activity. Our Term Loan contains financial and operating covenants that restrict certain of our business activities, including our ability to declare dividends. Breach of any of those covenants could cause a default under those instruments. Such a default, if not cured or waived, could have a material adverse effect on us.

At December 31, 2009, we had $1.5 billion of outstanding indebtedness at par bearing a weighted average annual interest cost of 9.8% and a debt to equity ratio of 1.19 to 1.00. If our portfolio of investments fails to produce adequate returns, we may be unable to make interest or principal payments on our indebtedness when they are due. In order for us to cover annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 5.4% as of December 31, 2009, which returns were achieved.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional debt and equity capital.  We will continue to need capital to fund growth in our investments. Under the 1940 Act, we are not permitted to issue indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200%. As of December 31, 2009, our asset coverage was 180%. Failure to satisfy the asset coverage requirements of the 1940 Act could have a material adverse impact on our liquidity, financial condition, results of operations, and ability to pay dividends.

We generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options, or rights to acquire our common stock at a price below the current net asset value per share of the common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders and, in certain instances, our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than the price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any commission or discount). If our common stock continues to trade at a discount to net asset value, this restriction could adversely affect our ability to raise capital. Shares of many BDCs, including shares of our common stock, have been trading at discounts to their net asset values. As of December 31, 2009, our net asset value per share was $6.66. The closing price of our shares on the NYSE at December 31, 2009 was $3.61. If our common stock trades below net asset value, the higher cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline.

Our credit ratings may change and may not reflect all risks of an investment in the debt securities.  At December 31, 2009 our long-term debt carries a non-investment grade credit rating of B1 by Moody’s Investors Service, BB by Standard & Poor’s, and B+ by FitchRatings. Our credit ratings are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the publicly issued debt securities. There can be no assurance that the long-term debt ratings will be maintained.

Risks Related to the Merger with Ares Capital

As discussed elsewhere in this Annual Report on Form 10-K, we have entered into an agreement to merge with Ares Capital. Our ability to complete the merger is subject to risks and uncertainties,

including, but not limited to, the risk that a condition to closing of the transaction may not be satisfied and the risk that we do not receive stockholder approval. Certain risk factors associated with the merger are set forth below. Additional risks associated with our merger with Ares Capital are set forth under the caption “Risk Factors — Risks Relating to the Merger” in our proxy statement filed with the SEC on February 12, 2010.

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

Termination of the merger agreement could negatively impact us.  If the merger agreement is terminated, there may be various consequences, including:

•	Our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger;

•	The market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the merger will be completed;

•	We may not be able to find a party willing to pay an equivalent or more attractive price than the price Ares Capital has agreed to pay in the merger; and

•	The payment of any termination fee or reverse termination fee, if required under the circumstances, could adversely affect our financial condition and liquidity.

Under certain circumstances, we are obligated to pay a termination fee or other amounts upon termination of the merger agreement.  The merger agreement with Ares Capital contains certain termination rights for Ares Capital and for us and provides that, in connection with the termination of the merger agreement under specified circumstances, we may be required to pay Ares Capital a termination fee of $30 million ($15 million if our stockholders do not approve the merger) and Ares Capital may be required to pay us a termination fee of $30 million. There can be no assurance that the merger will be completed, and the obligation to make that payment may adversely affect our ability to engage in another transaction in the event the merger is not completed and may have an adverse impact on our financial condition.

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

Several lawsuits have been filed against us, members of our Board of Directors, Ares Capital and Merger Sub challenging the merger. An adverse ruling in any such lawsuit may prevent the merger from becoming effective within the expected timeframe or at all. If the merger is consummated, these lawsuits and other legal proceedings could have a material impact on the results of operations, cash flows or financial condition of the combined company. We and Ares Capital are aware that a number of lawsuits have been filed by certain of our stockholders challenging the merger. The suits are filed either as putative stockholder class actions, shareholder derivative actions or both. All of the actions assert similar claims against the members of our Board of Directors alleging that the merger agreement is the product of a flawed sales process and that our directors breached their fiduciary duties by agreeing to a structure that was not designed to maximize the value of our stockholders and by failing to adequately value and obtain fair consideration for our shares. They also claim that Ares Capital (and, in several cases, Merger Sub, and, in several other cases, us) aided and abetted the directors’ alleged breaches of fiduciary duties. All of the actions demand, among other things, a preliminary and permanent injunction enjoining the merger and rescinding the transaction or any part thereof that may be implemented. Such legal proceedings could delay or prevent the transaction from becoming effective within the agreed upon timeframe or at all, and, if the merger is consummated, may be material to the results of operations, cash flows or financial condition of the combined company.

We have received unsolicited non-binding acquisition proposals from Prospect Capital Corporation, which may complicate or delay or prevent completion of the merger.  Prospect Capital has made unsolicited non-binding acquisition proposals to acquire us and has begun an aggressive campaign to stop the merger with Ares Capital. As part of its campaign, Prospect Capital may attempt to solicit votes against the merger with Ares Capital, which could result in a failure of us to obtain the required stockholder approval. In addition, Prospect Capital’s campaign may result in additional lawsuits.

Our Board of Directors and the board of directors of Ares Capital remain committed to the merger. However, there can be no assurance that Prospect Capital’s aggressive tactics, or any potential lawsuits related to Prospect Capital’s campaign, will not complicate or delay or prevent completion of the merger.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.  Uncertainty about the effect of the merger with Ares Capital may have an adverse effect on us and, consequently, on the combined company following completion of the merger. These uncertainties may impair our ability to retain and motivate key personnel until the merger is consummated and could cause those that deal with us to seek to change their existing business relationships with us. Retention of certain employees may be challenging during the pendency of the merger with Ares Capital, as certain employees may experience uncertainty about their future following completion of the merger. If our key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain affiliated with the combined company following completion of the merger, the combined company’s business following the merger could be harmed. In addition, the merger agreement restricts us from taking actions that it might otherwise consider to be in its best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the merger.

Risks Related to Current Economic and Market Conditions

The U.S. capital markets are currently in a period of disruption and the United States and global economics are in a severe recession and we do not expect these conditions to improve in the near future. These market conditions have materially and adversely affected the debt and equity capital markets in the United States, which has had and could continue to have a negative impact on our business and operations.  The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity will continue to have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions. These events and the inability to raise capital has significantly limited our investment originations and our ability to grow and negatively impacted our operating results.

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

Substantially all of our portfolio investments, which are generally illiquid, are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.  At December 31, 2009, portfolio investments recorded at fair value were 80% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no market quotation in an active market for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

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

Risks Related to Our Portfolio

Our portfolio of investments is illiquid.  We generally acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio are subject to certain restrictions on resale or otherwise have no established trading market. We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when we may need to or when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation could be significantly less than the current value of such investments.

Our business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. Current economic and capital markets conditions in the United States have severely reduced capital availability, senior lending activity and middle market merger and acquisition activity. The absence of an active senior lending environment and the slowdown or stalling in middle market merger and acquisition activity has slowed the amount of private equity investment activity generally. As a result, our investment activity has also significantly slowed. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, has had and may continue to have a negative effect on the valuations of our investments, and on the potential for liquidity events involving such investments. This could affect the timing of exit events in our portfolio, reduce the level of net realized gains from exit events in a given year, and negatively affect the amount of gains or losses upon exit.

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

Our financial results could be negatively affected if a significant portfolio company fails to perform as expected.  Our total investment in our portfolio companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more portfolio companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more portfolio companies.

At December 31, 2009, our investment in Ciena Capital LLC (Ciena) totaled $547.6 million at cost and $100.1 million at value, after the effect of unrealized depreciation of $447.5 million. Other assets includes additional amounts receivable from or related to Ciena totaling $112.7 million, which have a value of $1.9 million at December 31, 2009. In addition, we have issued a performance guarantee in connection with Ciena’s non-recourse warehouse facility. On September 30, 2008, Ciena voluntarily filed for bankruptcy.

Ciena has been a participant in the 7(a) Guaranteed Loan Program of the Small Business Administration (SBA) and its wholly-owned subsidiary is licensed by the SBA as a Small Business Lending Company (SBLC). Ciena remains subject to SBA rules and regulations. The Office of the Inspector General of the SBA (OIG) and the United States Secret Service are conducting ongoing investigations of allegedly fraudulently obtained SBA-guaranteed loans issued by Ciena. Ciena is also subject to other SBA and OIG audits, investigations, and reviews. In addition, the Office of the Inspector General of the U.S. Department of Agriculture is conducting an investigation of Ciena’s lending practices under the Business and Industry Loan program. The OIG and the U.S. Department of Justice are also conducting a civil investigation of Ciena’s lending practices in various jurisdictions. These investigations, audits, and reviews are ongoing. These investigations, audits, and reviews have had and may continue to have a material adverse impact on Ciena and, as a result, could negatively affect our financial results. We are unable to predict the outcome of these inquiries and it is possible that third parties could try to seek to impose liability against us in connection with certain defaulted loans in Ciena’s portfolio. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Private Finance, Ciena Capital LLC, and — Valuation of Ciena Capital LLC” and “Item 3. Legal Proceedings.”

We operate in a competitive market for investment opportunities.  We compete for investments with a large number of private equity funds and mezzanine funds, other BDCs, investment banks, other equity and non-equity based investment funds, and other sources of financing, including specialty finance companies and traditional financial services companies such as commercial banks. Some of our competitors have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

Risks Related to Regulation as a Business Development Company and Regulated Investment Company

Loss of RIC tax treatment could negatively impact our ability to service our debt and pay dividends.  We have operated so as to qualify as a RIC under Subchapter M of the Code. If we meet source of income, asset diversification, and distribution requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which could negatively impact our ability to service our debt and pay dividends to our stockholders. Even if we qualify as a RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. If we do not distribute at least 98% of our annual taxable income (excluding net long-term capital gains retained or deemed to be distributed) in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to stockholders in the next year equal to 4% of the amount by which 98% of our annual taxable income available for distribution exceeds the distributions from such income for the current year.

Failure to invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy.  As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at inopportune times in order to comply with the 1940 Act. If we were forced to sell nonqualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Changes in the law or regulations that govern us could have a material impact on us or our operations.  We are regulated by the SEC. In addition, changes in the laws or regulations that govern BDCs, RICs, asset managers, and real estate investment trusts may significantly affect our business. There are proposals being considered by the current administration to change the regulation of financial institutions that may affect, possibly adversely, investment managers or investment funds. Any change in the laws or regulations that govern our business could have a material impact on us or our operations.

Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

Risks Related to Our Ability to Pay Dividends to Our Shareholders

There is a risk that our common stockholders may not receive dividends or distributions.  We may not be able to achieve operating results that will allow us to make distributions at a specific level or at all. In addition, due to the asset coverage test applicable to us as a BDC, we may be precluded from making distributions. Also, our Term Loan limits our ability to declare dividends.

If we do not meet the distribution requirements for RICs, we will suffer adverse tax consequences. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue discount. The increases in loan balances as a result of contractual payment-in-kind arrangements are included in income in advance of receiving cash payment and are separately included in payment-in-kind interest and dividends, net of cash collections in our consolidated statement of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

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

Although Managed Funds may have a different primary investment objective than we do, the Managed Funds may, from time to time, invest in the same or similar asset classes that we target. In addition, more than one fund managed by us may invest in the same or similar asset classes. These investments may be made at the direction of the same individuals acting in their capacity on behalf of us and one or more of the Managed Funds. As a result, there may be conflicts in the allocation of investment opportunities between us and the Managed Funds or among the Managed Funds. We may or may not participate in investments made by funds managed by us or one of our affiliates. See “ Item 7. Management’s Discussion and Analysis and Results of Operations — Managed Funds.”

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

In the event that any of our Managed Funds were to perform below our expectations, our financial results could be negatively affected as a result of a reduction in management fees, the deferral in payment of management fees or a reduction in incentive fees we earn. Also, if the Managed Funds perform below expectations, investors could demand lower fees or fee concessions, which could also cause a decline in our income. In addition, certain of our Managed Funds are required to meet various compliance and maintenance tests related to, among other things, the ratings on fund assets and the ratio of collateral to a fund’s outstanding debt. If a Managed Fund fails to comply with these tests, the payment of a portion of our fees could be deferred until a fund regains compliance with such tests.

Moreover, because we are also an investor in certain of our Managed Funds, we could experience losses on our investments if such Managed Funds were to fail to perform as expected.

Other Risks

Our business depends on our key personnel.  We depend on the continued services of our executive officers and other key management personnel. If we were to lose certain of these officers or other management personnel, such a loss could result in inefficiencies in our operations and lost business opportunities, which could have a negative effect on our business.

Operating results may fluctuate and may not be indicative of future performance.  Our operating results may fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, but are not limited to, variations in the investment origination volume and fee income earned, changes in the accrual status of our loans and debt securities, variations in timing of prepayments, variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation, the level of our expenses, the degree to which we encounter competition in our markets, and general economic conditions.

Our common stock price may be volatile.  The trading price of our common stock may fluctuate substantially. The capital and credit markets have been experiencing extreme volatility and disruption since 2007, reaching unprecedented levels. We have experienced significant stock price volatility. In general, the price of the common stock may be higher or lower than the price paid by our stockholders, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of BDCs or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or LEAPs, or short trading positions;

•	the financial performance of the specific industries in which we invest on a recurring basis;

•	changes in laws or regulatory policies or tax guidelines with respect to BDCs or RICs;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel.

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

Our common stock could be delisted from the NYSE if we trade below $1.00 or if we fail to meet other listing criteria.  In order to maintain our listing on the NYSE, we must continue to meet the minimum share price listing rule, the minimum market capitalization rule and other continued listing criteria. Under the NYSE continued listing criteria, the average closing price of our common stock must not be below $1.00 per share for 30 or more consecutive trading days. In the event that the average closing price of our common stock is below $1.00 per share over a consecutive 30-day trading period, we would have a six-month cure period to attain both a $1.00 share price and a $1.00 average share price over 30 trading days.

If our common stock were delisted, it could (i) reduce the liquidity and market price of our common stock; (ii) negatively impact our ability to raise equity financing and access the public capital markets; and (iii) materially adversely impact our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

Our principal offices are located at 1919 Pennsylvania Avenue, N.W., Washington, DC 20006-3434. Our lease for approximately 59,000 square feet of office space at that location expires in December 2010 with an option to renew until 2015. The office is equipped with an integrated network of computers for word processing, financial analysis, accounting and loan servicing. We believe our office space is suitable for our needs for the foreseeable future. We also maintain offices in New York, NY and Arlington, VA.

Item 3.	Legal Proceedings.

On June 23, 2004, we were notified by the SEC that they were conducting an informal investigation of us. The investigation related to the valuation of securities in our private finance portfolio and other matters. On June 20, 2007, we announced that we entered into a settlement with the SEC that resolved the SEC’s informal investigation. As part of the settlement and without admitting or denying the SEC’s allegations, we agreed to the entry of an administrative order. In the order the SEC alleged that, between June 30, 2001, and March 31, 2003, we did not maintain books, records and accounts which, in reasonable detail, supported or accurately and fairly reflected valuations of certain securities in our private finance portfolio and, as a result, did not meet certain recordkeeping and internal controls provisions of the federal securities laws. In the administrative order, the SEC ordered us to continue to maintain certain of our current valuation-related controls. Specifically, during and following the two-year period of the order, we have: (1) continued to employ a Chief Valuation Officer, or a similarly structured officer-level employee, to oversee our quarterly valuation processes; and (2) continued to employ third-party valuation consultants to assist in our quarterly valuation processes.

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

On February 26, 2007, Dana Ross filed a class action complaint in the U.S. District Court for the District of Columbia in which she alleges that Allied Capital Corporation and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Thereafter, the court appointed new lead counsel and approved new lead plaintiffs. On July 30, 2007, plaintiffs served an amended complaint. Plaintiffs claim that, between November 7, 2005, and January 22, 2007, Allied Capital either failed to disclose or misrepresented information about our portfolio company, Business Loan Express, LLC. Plaintiffs sought unspecified compensatory and other damages, as well as other relief. On September 13, 2007, we filed a motion to dismiss the lawsuit. On November 4, 2009, the motion to dismiss was granted.

A number of lawsuits have been filed against us, our Board of Directors and Ares Capital Corporation. These include: (1) In re Allied Capital Corporation Shareholder Litigation, Case No. 322639-V (Circuit Court for Montgomery County, Maryland); (2) Sandler v. Walton, et al., Case No. 2009 CA 008123 B (Superior Court for the District of Columbia); (3) Wienecki v. Allied Capital Corporation, et al., Case No. 2009 CA 008541 B (Superior Court for the District of Columbia); and (4) Ryan v. Walton, et al., Case No. 1:10-CV-00145-RMC (United States District Court for the District of Columbia). The suits were filed after the announcement of the merger with Ares Capital on October 26, 2009 either as putative stockholder class actions, shareholder derivative actions or both. All of the actions assert similar claims alleging that our Board of Directors failed to discharge adequately its fiduciary duties to shareholders by failing to adequately value our shares and ensure that our shareholders received adequate consideration in a proposed sale of Allied Capital to Ares Capital Corporation, that the proposed merger between us and Ares Capital is the product of a flawed sales process, that our directors and officers breached their fiduciary duties by agreeing to a structure that was not designed to maximize the value of Allied’s shares, and that Ares Capital aided and abetted the alleged breach of fiduciary duty. The plaintiffs demand, among other things, a preliminary and permanent injunction enjoining the sale and rescinding the transaction or any part thereof that has been implemented. We believe that each of the lawsuits is without merit.

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

While the outcome of any of the open legal proceedings described above cannot at this time be predicted with certainty, we do not expect these matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period or delay or prevent the merger with Ares Capital from becoming effective within the agreed upon timeframe or at all.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of 2009.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the trading symbol ALD as its primary listing and is also traded on the Nasdaq Global Select Market. As of February 22, 2010, there are approximately 3,500 shareholders of record and approximately 118,000 beneficial shareholders of the Company. The quarterly stock prices quoted below represent interdealer quotations and do not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

Quarterly Stock Prices for 2009 and 2008

	2009				2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

High	$4.80	$4.02	$4.05	$3.82	$23.26	$21.52	$15.97	$10.00
Low	$0.59	$1.48	$2.81	$2.73	$18.38	$13.89	$10.80	$1.59
Close	$1.59	$3.48	$3.07	$3.61	$18.43	$13.89	$10.80	$2.69

Dividend Declarations

We have not declared any dividends since the fourth quarter of 2008. The following table summarizes our dividends declared during 2008:

Date Declared	Record Date	Payment Date	Amount

February 1, 2008	March 12, 2008	March 27, 2008	$0.65
April 25, 2008	June 13, 2008	June 27, 2008	$0.65
July 8, 2008	September 12, 2008	September 26, 2008	$0.65
July 8, 2008	December 12, 2008	December 26, 2008	$0.65

Total declared for 2008			$2.60

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters and Dividends and Distributions” and Note 10, “Dividends and Distributions and Taxes” from our Notes to the Consolidated Financial Statements included in Item 8. For 2008, we paid $456.5 million or $2.60 per share in dividends to stockholders. Dividends for 2008 were paid primarily from taxable income carried forward from 2007 for distribution in 2008.

We have elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, we are required to distribute substantially all of our investment company taxable income to stockholders through the payment of dividends. In certain circumstances, we are restricted in our ability to pay dividends. Our Term Loan contains provisions that limit our ability to declare dividends. In addition, pursuant to the 1940 Act, we may be precluded from declaring dividends or other distributions to our shareholders unless our asset coverage is at least 200%.

As of December 31, 2009, we estimate that we have no dividend distribution requirements for the 2009 tax year. We intend to retain capital in 2010, and we would be able to carry forward 2010 taxable income, if any, for distribution in 2011. There can be no certainty as to future dividends. We currently qualify as a RIC; however there can be no assurance that we will be able to comply with the RIC requirements to distribute income, if any, for 2010 or other future years and we may be required to pay a corporate level income tax. See “Certain Government Regulations — Regulated Investment Company Status.”

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Dow Jones Financial Index, for the years 2005 through 2009. The graph assumes that, on December 31, 2004, a person invested $100 in each of our common stock, the S&P 500 Stock Index, and the Dow Jones Financial Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Shareholder Return Performance Graph
Five-Year Cumulative Total Return(1)
(Through December 31, 2009)

(1)	Total return includes reinvestment of dividends through December 31, 2009.

Sales of Unregistered Securities

During 2009, we did not pay any dividends to our stockholders and, therefore, did not issue any shares of common stock pursuant to our dividend reinvestment plan. This plan is not registered and relies on an exemption from registration under the Securities Act of 1933. See Note 6, “Shareholders’ Equity” from our Notes to the Consolidated Financial Statements included in Item 8.

Item 6.  Selected Financial Data.

SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

You should read the condensed consolidated financial information below with the Consolidated Financial Statements and Notes thereto included herein. The financial information below has been derived from our financial statements that were audited by KPMG LLP.

(in thousands,	Year Ended December 31,
except per share data)	2009	2008	2007	2006	2005

Operating Data:
Interest and related portfolio income:
Interest and dividends	$290,986	$457,418	$417,576	$386,427	$317,153
Fees and other income	27,700	43,694	44,129	66,131	56,999

Total interest and related portfolio income	318,686	501,112	461,705	452,558	374,152

Expenses:
Interest	171,068	148,930	132,080	100,600	77,352
Employee	42,104	76,429	89,155	92,902	78,300
Employee stock options(1)	3,355	11,781	35,233	15,599	—
Administrative	38,147	49,424	50,580	39,005	69,713
Impairment of long-lived asset	2,873	—	—	—	—

Total operating expenses	257,547	286,564	307,048	248,106	225,365

Net investment income before income taxes	61,139	214,548	154,657	204,452	148,787
Income tax expense, including excise tax	5,576	2,506	13,624	15,221	11,561

Net investment income	55,563	212,042	141,033	189,231	137,226

Net realized and unrealized gains (losses):
Net realized gains (losses)	(361,128)	(129,418)	268,513	533,301	273,496
Net change in unrealized appreciation or (depreciation)	(176,689)	(1,123,762)	(256,243)	(477,409)	462,092

Total net gains (losses)	(537,817)	(1,253,180)	12,270	55,892	735,588

Gain on repurchase of debt	83,532	1,132	—	—	—
Loss on extinguishment of debt	(122,776)	—	—	—	—

Net increase (decrease) in net assets resulting from operations	$(521,498)	$(1,040,006)	$153,303	$245,123	$872,814

Per Share:
Diluted earnings (loss) per common share	$(2.91)	$(6.01)	$0.99	$1.68	$6.36
Net investment income plus net realized gains (losses) per share(2)	$(1.71)	$0.48	$2.65	$4.96	$2.99
Dividends per common share(2)	$—	$2.60	$2.64	$2.47	$2.33
Weighted average common shares outstanding – diluted	178,994	172,996	154,687	145,599	137,274

(in thousands,	At December 31,
except per share data)	2009	2008	2007	2006	2005

Balance Sheet Data:
Portfolio at value	$2,131,118	$3,492,950	$4,780,521	$4,496,084	$3,606,355
Total assets	2,665,497	3,722,186	5,214,576	4,887,505	4,025,880
Total debt outstanding(3)	1,426,011	1,945,000	2,289,470	1,899,144	1,284,790
Undistributed (distributions in excess of) earnings	(159,250)	184,715	535,853	502,163	112,252
Shareholders’ equity	1,198,202	1,718,400	2,771,847	2,841,244	2,620,546
Shareholders’ equity per common share (net asset value)(4)	$6.66	$9.62	$17.54	$19.12	$19.17
Common shares outstanding at end of year	179,940	178,692	158,002	148,575	136,697

	Year Ended December 31,
	2009	2008	2007	2006	2005

Other Data:
Investments funded	$130,436	$1,078,171	$1,845,973	$2,437,828	$1,675,773
Principal collections related to investment repayments or sales	1,069,677	1,053,894	1,226,855	1,055,347	1,503,388
Realized gains	52,655	150,468	400,510	557,470	343,061
Realized losses	(413,783)	(279,886)	(131,997)	(24,169)	(69,565)

(in thousands,	2009				2008
except per share data)	Qtr 4	Qtr 3	Qtr 2	Qtr 1	Qtr 4	Qtr 3	Qtr 2	Qtr 1

Quarterly Data (unaudited):
Total interest and related portfolio income	$66,436	$72,438	$84,630	$95,182	$100,928	$120,662	$134,578	$144,944
Net investment income (loss)	231	9,585	18,233	27,514	33,043	45,595	63,855	69,549
Net increase (decrease) in net assets resulting from operations	(4,082)	(140,683)	(29,063)	(347,670)	(578,829)	(318,262)	(102,203)	(40,712)

Diluted earnings (loss) per common share	$(0.02)	$(0.79)	$(0.16)	$(1.95)	$(3.24)	$(1.78)	$(0.59)	$(0.25)
Dividends declared per common share(5)	—	—	—	—	0.65	0.65	0.65	0.65
Net asset value per common share(4)	6.66	6.70	7.49	7.67	9.62	13.51	15.93	16.99

(1)	Effective January 1, 2006, we adopted the provisions of ASC Topic 718, Compensation — Stock Compensation, which codified Statement No. 123 (Revised 2004), Share-Based Payment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

(2)	Dividends are based on taxable income, which differs from income for financial reporting purposes. Net investment income and net realized gains (losses) have been the most significant components of our annual taxable income from which dividends have been paid. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
(3)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.
(4)	We determine net asset value per common share as of the last day of the period presented. The net asset values shown are based on outstanding shares at the end of each period presented.
(5)	Dividends paid in 2008 primarily were paid from taxable income earned in 2007 that was carried over for distribution in 2008. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our Consolidated Financial Statements and the Notes thereto. In addition, this annual report on Form 10-K contains certain forward-looking statements. These statements include the plans and objectives of management for future operations and financial objectives and can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results and conditions to differ materially from those projected in these forward-looking statements are set forth above in Part I. Item 1A. “Risk Factors.” Other factors that could cause actual results to differ materially include:

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

The United States and the global economies continue to operate in an unprecedented economic recession and the U.S. capital markets continue to experience volatility and a lack of liquidity. Our strategy in these difficult times has been focused on reducing costs and streamlining our organization; building liquidity through selected asset sales; retaining capital by limiting new investment activity and suspending dividend payments; and working with portfolio companies to help them position for growth when the economy recovers.

Our portfolio composition at December 31, 2009, 2008, and 2007, was as follows:

	2009	2008	2007

Private finance	97%	97%	97%
Commercial real estate finance	3%	3%	3%

Our earnings primarily depend on the level of interest and dividend income, fee and other income, and net realized and unrealized gains or losses on our investment portfolio after deducting interest expense on borrowed capital, operating expenses and income taxes, including excise tax. Interest income primarily results from the stated interest rate earned on a loan or debt security and the amortization of loan origination fees and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the year multiplied by the weighted average yield. Our ability to generate interest income is dependent on economic, regulatory, and competitive factors that influence new investment activity, interest rates on the types of loans we make, the level of repayments in the portfolio, the amount of loans and debt securities for which interest is not accruing and our ability to secure debt and equity capital for our investment activities. The level of fee income is primarily related to the level of new investment activity and the level of fees earned from portfolio companies and funds managed by us. The level of investment activity can vary substantially from year to year depending on many factors, including the general economic environment, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the competitive environment for the types of investments we make and our ability to secure debt and equity capital for our investment activities.

In addition to managing our own assets, we manage certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries. At December 31, 2009, we had six separate funds under our management (together, the Managed Funds) for which we may earn management or other fees for our services. In some cases, we have invested in the equity of these funds, along with other third parties, from which we may earn a current return and/or a future incentive allocation. At December 31, 2009, the funds that we manage had total assets of approximately $2.1 billion. During the fourth quarter of 2009, we sold our investment, including our outstanding commitments and the provision of management services, in the Senior Secured Loan Fund LLC to Ares Capital, and we sold our investment, including the provision of management services, in the Allied Capital Senior Debt Fund, L.P. to Ivy Hill Asset Management, L.P., a portfolio company of Ares Capital. We may continue to sell additional Managed Funds. See “Managed Funds” below for further discussion.

In aggregate, including the total assets on our balance sheet and capital committed to our Managed Funds, we had $4.6 billion in managed capital at December 31, 2009.

On October 26, 2009, we and Ares Capital Corporation, or “Ares Capital,” announced a strategic business combination in which ARCC Odyssey Corp., a wholly owned subsidiary of Ares Capital, or “Merger Sub,” would merge with and into Allied Capital and, immediately thereafter, Allied Capital would merge with and into Ares Capital. If the merger of Merger Sub into Allied Capital is completed, holders of Allied Capital common stock will have a right to receive 0.325 shares of Ares Capital common stock for each share of Allied Capital common stock held immediately prior to such merger. In connection with such merger, Ares Capital expects to issue a maximum of approximately 58.3 million shares of its common stock (assuming that holders of all “in-the-money” Allied Capital stock options elect to be cashed out), subject to adjustment in certain limited circumstances. The closing of the merger is subject to the receipt of shareholder approvals from Allied Capital and Ares Capital shareholders, and other closing conditions. Allied Capital is holding a special meeting of its stockholders on March 26, 2010, at which Allied Capital stockholders will be asked to vote on the approval of the merger and the merger agreement described in the proxy statement dated February 11, 2010. Approval of the merger and the merger agreement requires the affirmative vote of two-thirds of Allied Capital’s outstanding shares entitled to vote on the matter. The completion of the merger with Ares Capital is dependent on a number of conditions being satisfied or, where legally permissible, waived. See “Item 1A. Risk Factors — Risks Related to the Merger with Ares Capital.”

PORTFOLIO AND INVESTMENT ACTIVITY

The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the years ended December 31, 2009, 2008, and 2007, were as follows:

	At and for the
	Years Ended December 31,
($ in millions)	2009	2008	2007

Portfolio at value	$2,131.1	$3,493.0	$4,780.5
Investments funded	$130.4	$1,078.2	$1,846.0
Payment-in-kind interest and dividends, net of cash collections	$33.8	$53.4	$12.0
Principal collections related to investment repayments or sales(1)	$1,069.7	$1,053.9	$1,226.9
Yield on interest-bearing investments(2)	11.6%	12.1%	12.1%

(1)	Principal collections related to investment repayments or sales for the years ended December 31, 2009, 2008 and 2007, included collections of $9.7 million, $383.0 million and $221.9 million, respectively, related to the sale of investments to certain of our Managed Funds. See “Managed Funds” below for further discussion. Principal collections related to investment repayments or sales for the years ended December 31, 2009, 2008 and 2007 included $198.4 million, $16.5 million and $15.3 million, respectively, of cash collections of notes and other securities received from the sale of investments in portfolio companies in prior periods.
(2)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, plus the effective interest yield on the preferred shares/income notes of CLOs, plus the effective interest yield on the subordinated certificates in the Senior Secured Loan Fund LLC divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

Private Finance

The private finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the years ended December 31, 2009, 2008, and 2007, were as follows:

	At and for the
	Years Ended December 31,
	2009		2008		2007
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Loans and debt securities:
Senior loans	$278.9	4.9%	$306.3	5.6%	$344.3	7.7%
Unitranche debt	360.4	12.9%	456.4	12.0%	653.9	11.5%
Subordinated debt	1,051.3	13.4%	1,829.1	12.9%	2,416.4	12.8%

Total loans and debt securities	1,690.6	11.9%	2,591.8	11.9%	3,414.6	12.1%
Equity securities:
Preferred shares/income notes of CLOs(2)	86.4	8.0%	179.2	16.4%	203.0	14.6%
Subordinated certificates in Unitranche Fund LLC(2)	—		125.4	12.0%	0.7	12.4%
Other equity securities	298.3		502.7		1,041.0

Total equity securities	384.7		807.3		1,244.7

Total portfolio	$2,075.3		$3,399.1		$4,659.3

Investments funded	$127.5		$1,068.1		$1,828.0
Payment-in-kind interest and dividends, net of cash collections	$32.9		$53.2		$12.7
Principal collections related to investment repayments or sales(3)	$1,063.5		$1,037.1		$1,203.5

(1)	The weighted average yield on loan and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value. The weighted average yield on the subordinated certificates in the Senior Secured Loan Fund LLC is computed as the (a) effective interest yield divided by (b) total investment at value. The weighted average yields are computed as of the balance sheet date. See “Results of Operations — Total Interest and Related Portfolio Income” below for discussion of the portfolio yield.

(2)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in the Senior Secured Loan Fund LLC earned a current return that is included in interest income in the consolidated statement of operations.

(3)	Includes $198.4 million, $16.5 million and $15.3 million of cash collections during the years ended December 31, 2009, 2008 and 2007, respectively, related to notes and other securities received from the sale of investments in prior periods. Also includes collections from the sale or repayment of senior loans totaling $94.4 million, $285.3 million and $393.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Investment Activity.  Investments funded and the weighted average yield on interest-bearing investments funded for the years ended December 31, 2009, 2008, and 2007, consisted of the following:

	2009 Investments Funded
	Debt Investments			Buyout Investments			Total
			Weighted		Weighted			Weighted
			Average		Average			Average
($ in millions)	Amount		Yield (1)	Amount	Yield (1)		Amount	Yield (1)

Loans and debt securities:
Senior loans	$43.2		6.1%	$9.7	1.0%		$52.9	5.1%
Unitranche debt(2)	1.0		9.5%	—	—%		1.0	9.5%
Subordinated debt	3.0		15.0%	3.3	18.0%		6.3	16.5%

Total loans and debt securities	47.2		6.7%	13.0	5.3%		60.2	6.4%
Subordinated Certificates in Senior Secured Loan Fund LLC(3)	47.4		8.4%	—			47.4	8.4%
Equity	9.5			10.4			19.9

Total	$104.1			$23.4			$127.5

	2008 Investments Funded
	Debt Investments			Buyout Investments			Total
			Weighted		Weighted			Weighted
			Average		Average			Average
($ in millions)	Amount		Yield (1)	Amount	Yield (1)		Amount	Yield (1)

Loans and debt securities:
Senior loans	$175.9		7.4%	$13.9	5.4%		$189.8	7.2%
Senior secured loan to Ciena Capital LLC	—			319.0	0.0	%(4)	319.0	0.0	%(4)
Unitranche debt(2)	15.3		10.5%	0.5	6.6%		15.8	10.4%
Subordinated debt	246.4	(5)	12.6%	54.8	15.4%		301.2	13.1%

Total loans and debt securities	437.6		10.4%	388.2	2.4%		825.8	6.6	%(7)
Preferred shares/income notes of CLOs(6)	35.6		18.6%	—			35.6	18.6%
Subordinated certificates in Senior Secured Loan Fund LLC	124.7		10.9%	—			124.7	10.9%
Equity	40.5			41.5			82.0

Total	$638.4			$429.7			$1,068.1

	2007 Investments Funded
	Debt Investments			Buyout Investments			Total
			Weighted		Weighted			Weighted
			Average		Average			Average
($ in millions)	Amount		Yield(1)	Amount	Yield(1)		Amount	Yield(1)

Loans and debt securities:
Senior loans	$249.0		9.2%	$63.1	8.8%		$312.1	9.1%
Unitranche debt(3)	109.1		10.8%	74.9	13.0%		184.0	11.7%
Subordinated debt	719.4	(5)	12.8%	197.6	12.1%		917.0	12.6%

Total loans and debt securities	1,077.5		11.7%	335.6	11.7%		1,413.1	11.7%
Preferred shares/income notes of CLOs(6)	116.2		16.4%	—			116.2	16.4%
Subordinated certificates in Senior Secured Loan Fund LLC	0.7		12.4%	—			0.7	12.4%
Equity	152.0	(8)		146.0			298.0

Total	$1,346.4			$481.6			$1,828.0

(1)	The weighted average yield on interest-bearing investments is computed as the (a) annual stated interest on accruing interest-bearing investments, divided by (b) total interest-bearing investments, funded. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs funded. The weighted average yield on the subordinated certificates in the Senior Secured Loan Fund LLC is computed as the (a) effective interest yield on the subordinated certificates divided by (b) total investments at value. The weighted average yield is calculated using yields as of the date an investment is funded.
(2)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position. The yield on a unitranche investment reflects the blended yield of senior and subordinated debt.
(3)	In June 2009, the Unitranche Fund LLC was renamed the Senior Secured Loan Fund LLC. In October 2009, we sold our investment, including our outstanding commitments and the provision of management services in the Senior Secured Loan Fund LLC to Ares Capital.
(4)	The senior secured loan to Ciena acquired on September 30, 2008, was placed on non-accrual status on the purchase date.

(5)	Subordinated debt investments for the years ended December 31, 2008 and 2007, included $43.8 million and $45.3 million, respectively, in investments in the bonds of collateralized loan obligations (CLOs). Certain of these CLOs are managed by Callidus Capital Corporation (Callidus), a portfolio company controlled by us. These CLOs primarily invest in senior corporate loans.
(6)	CLO equity investments included preferred shares/income notes of CLOs that primarily invest in senior corporate loans. Certain of these CLOs are managed by us or by Callidus.
(7)	Excluding the senior secured loan to Ciena, the weighted average yield on new investments for the year ended December 31, 2008, was 10.8%.
(8)	Equity investments for the year ended December 31, 2007, included $31.8 million invested in the Allied Capital Senior Debt Fund, L.P.

For the year ended December 31, 2009, we made private finance investments totaling $127.5 million. Investments arose primarily from fundings under revolving line of credit instruments and $47.4 million to fund investments made by the Senior Secured Loan Fund LLC. Historically, our focus for investments generally has been on higher return junior debt capital investments. Senior loans funded by us generally were funded with the intent to sell the loan or for the portfolio company to refinance the loan at some point in the future as discussed below. We have made fewer direct unitranche debt investments since the establishment of the Senior Secured Loan Fund LLC in the fourth quarter of 2007. Unitranche loans sourced by us in these periods generally were referred to the Senior Secured Loan Fund. In October 2009, we sold our investment, including our outstanding commitments and the provision of management services in the Senior Secured Loan Fund LLC to Ares Capital.

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

We have focused our efforts on selling assets in our portfolio to generate capital. Principal collections related to private finance investment repayments or sales were $1.1 billion for the year ended December 31, 2009, including $198.4 million of cash collections related to notes and other receivables received from the sale of investments in portfolio companies in prior periods. Principal collections include repayments of senior debt funded by us that was subsequently sold by us or refinanced or repaid by the portfolio companies. We plan to continue to sell assets and re-balance our portfolio with an emphasis on current income. However, there can be no assurance that we will be able to achieve these objectives.

Outstanding Investment Commitments.  During 2009, our new investing activities were sharply reduced, and our investing activities were primarily focused on funding existing outstanding investment commitments.

At December 31, 2009, we had outstanding private finance investment commitments as follows:

	Companies		Companies
	More Than	Companies 5%	Less Than
	25% Owned(1)	to 25% Owned	5% Owned	Total
($ in millions)

Senior loans	$17.0	$6.0	$58.2	$81.2	(2)
Unitranche debt	3.0	—	11.6	14.6
Subordinated debt	10.1	4.3	—	14.4

Total loans and debt securities	30.1	10.3	69.8	110.2
Equity securities	11.0	7.0	18.5	36.5	(3)

Total	$41.1	$17.3	$88.3	$146.7

(1)	Includes a $4.0 million revolving line of credit commitment for working capital to Callidus Capital Corporation (Callidus), a portfolio company controlled by us, which owns 100% of Callidus Capital Management, LLC, an asset management company that structures and manages collateralized loan obligations (CLOs), collateralized debt obligations (CDOs), and other related investments.

(2)	Includes $80.6 million in the form of revolving senior debt facilities to 18 companies.

(3)	Includes $24.4 million to 7 private equity and venture capital funds. These fund commitments are generally drawn over a multi-year period of time as the funds make investments.

Total commitments were $146.7 million at December 31, 2009. Commitments were reduced from $648.7 million at December 31, 2008, primarily due to the sale of the Senior Secured Loan Fund LLC, including our outstanding commitments and the provision of management services in October 2009 to Ares Capital.

In addition to these outstanding investment commitments at December 31, 2009, we also had outstanding guarantees to private finance portfolio companies. See “Financial Condition, Liquidity and Capital Resources” below. We intend to fund these commitments with existing cash and through cash flows from operations before new investments, although there can be no assurance that we will generate sufficient cash flows to satisfy these commitments.

Net Unrealized Depreciation on Private Finance Portfolio. At December 31, 2009, our private finance portfolio totaled $3.6 billion at cost and $2.1 billion at value, which included net unrealized depreciation of $1.5 billion. $0.9 billion or 61.3% of the total net unrealized depreciation of $1.5 billion was related to our investments in three portfolio companies and our investment in CLO/CDO Assets as follows: $447.5 million or 29.2% related to our investment in Ciena Capital, LLC; $214.1 million or 14.0% related to investments in CLO/CDO Assets; $186.8 million or 12.2% related to our investment in EarthColor, Inc.; and $91.2 million or 5.9% related to our investment in Hot Stuff Foods, LLC.

Investments in Collateralized Loan Obligations and Collateralized Debt Obligations (CLO/CDO Assets).  At December 31, 2009 and 2008, we had investments in CLO issuances and a CDO bond, which totaled as follows:

	2009			2008
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

CLO/CDO bonds(2)	$130.3	$72.7	12.5%	$127.7	$86.1	18.5%
Preferred shares/income notes of CLOs	242.9	86.4	8.0%	248.2	179.2	16.4%

Total	$373.2	$159.1		$375.9	$265.3

Percentage of total assets		6.0%			7.1%

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO and CDO assets at value. The market yield used in the valuation of the CLO and CDO assets may be different than the interest yields shown above. See discussion below.
(2)	Included in private finance subordinated debt.

The CLO and CDO issuances in which we have invested are primarily invested in senior corporate loans. Certain of these funds are managed by Callidus, and certain of these funds are managed by us. See also Note 3, “Portfolio” from our Notes to the Consolidated Financial Statements included in Item 8. During the first quarter of 2010, Callidus entered into an agreement to sell the management contracts related to the funds it manages.

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

The CLO/CDO Assets in which we have invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO is generally allocated first to the senior bonds in order of priority, then any remaining cash flow generally is distributed to the preferred shareholders and income note holders. To the extent there are ratings downgrades, defaults, and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes. At both December 31, 2009 and 2008, the face value of the CLO and CDO assets held by us was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At December 31, 2009 and 2008, the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 626 issuers and 658 issuers, respectively, and had balances as follows:

($ in millions)	2009	2008

Bonds	$229.3	$268.3
Syndicated loans	4,313.8	4,477.3
Cash(1)	156.2	89.6

Total underlying collateral assets(2)	$4,699.3	$4,835.2

(1)	Includes undrawn liability amounts.
(2)	At December 31, 2009 and 2008, the total face value of defaulted obligations was $148.6 million and $95.0 million, respectively, or approximately 3.5% and 2.0%, respectively, of the total underlying collateral assets.

Market yields for investments in CLO preferred shares/income notes increased throughout 2008 and into 2009, and, as a result, the fair value of certain of our investments in these assets decreased. At December 31, 2009, the market yield used to value our preferred shares/income notes ranged from 27.5% to 31.5%. In the current economic environment, we expect ratings downgrades, defaults and losses to continue to remain high, and we have also considered this in our valuation analysis. Ratings agencies have continued to downgrade the underlying collateral in these types of structures regardless of the payment status of the loan or debt security. Net change in unrealized appreciation or depreciation for the years ended December 31, 2009 and 2008, included a net decrease of $103.9 million and $94.7 million, respectively, related to our investments in CLO/CDO Assets. We received third-party valuation assistance for our investments in the CLO/CDO Assets in each quarter of 2009. See “Results of Operations — Valuation Methodology — Private Finance” below for further discussion of the third-party valuation assistance we received.

As the debt capital markets show significant volatility, yield spreads may widen further. As a result, if the market yields for our investments in CLOs continue to increase or should the performance of the underlying assets in the CLOs decrease or additional ratings downgrades occur, the fair value of our investments may decrease further.

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

As a result of Ciena’s decision to file for bankruptcy protection, our unconditional guaranty of the obligations outstanding under Ciena’s revolving credit facility became due and, in lieu of paying under our guarantee, we purchased the positions of the senior lenders under Ciena’s revolving credit facility. As of December 31, 2009, the senior secured loan to Ciena had a cost basis of $319.0 million and a value of $100.1 million. We continue to guarantee the remaining principal balance of $5 million, plus related interest, fees and expenses payable to a third party bank. In connection with our continuing guaranty of the amounts held by this bank, we have agreed that the amounts owing to the bank under the Ciena revolving credit facility will be paid before any of the secured obligations of Ciena now owed to us.

At December 31, 2009 and 2008, our investment in Ciena was as follows:

	2009		2008
($ in millions)	Cost	Value	Cost	Value

Senior Loan	$319.0	$100.1	$319.0	$104.9
Class B Equity Interests(1)	119.5	—	119.5	—
Class C Equity Interests(1)	109.1	—	109.3	—

Total	$547.6	$100.1	$547.8	$104.9

(1)	At December 31, 2009 and 2008, we held 100% of the Class B equity interests and 94.9% of the Class C equity interests.

In addition to our investment in Ciena included in the portfolio, we have amounts receivable from or related to Ciena that are included in other assets in the accompanying consolidated financial statements. See below.

During the year ended December 31, 2009, we funded $97.4 million to support Ciena’s term securitizations in lieu of draws under related standby letters of credit. This was required primarily as a result of the issuer of the letters of credit not extending maturing standby letters of credit that were issued under our former revolving line of credit. The amounts funded were recorded as other assets in the accompanying consolidated balance sheet. At December 31, 2009 and 2008, other assets includes amounts receivable from or related to Ciena totaling $112.7 million and $15.4 million at cost and $1.9 million and $2.1 million at value, respectively. Net change in unrealized appreciation or depreciation included a net decrease of $102.0 million and $174.5 million for the years ended December 31, 2009 and 2007, respectively, related to our investment in and receivables from Ciena. Net change in unrealized appreciation or depreciation for the year ended December 31, 2008, included a decrease in our investment in Ciena totaling $296.0 million and the reversal of unrealized depreciation of $99.0 million associated with the realized loss on the sale of our Class A equity interests. See “— Valuation of Ciena Capital LLC” below.

At December 31, 2009, we had no outstanding standby letters of credit issued under our former revolving line of credit. We have considered the letters of credit and the funding thereof in the valuation of Ciena at December 31, 2009.

Our investment in Ciena was on non-accrual status, therefore we did not earn any interest and related portfolio income from our investment in Ciena for each of the years ended December 31, 2009 and 2008.

At December 31, 2009, Ciena had one non-recourse SBA loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. We have issued a performance guaranty whereby we agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility.

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

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect our financial results. We have considered Ciena’s voluntary filing for bankruptcy protection, the letters of credit and the finding thereof, current regulatory issues, ongoing investigations and litigation in performing the valuation of Ciena at December 31, 2009 and 2008.

Commercial Real Estate Finance

The commercial real estate finance portfolio at value, investment activity, and the yield on interest-bearing investments at and for the years ended December 31, 2009, 2008, and 2007, were as follows:

	At and for the Years Ended December 31,
	2009		2008		2007
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Portfolio at value:
Commercial mortgage loans	$35.4	5.1%	$53.5	7.4%	$65.4	6.8%
Real estate owned	6.4		20.8		21.3
Equity interests	14.0		19.6		34.5

Total portfolio	$55.8		$93.9		$121.2

Investments funded	$2.9		$10.1		$18.0
Payment-in-kind interest, net of cash collections	$0.9		$0.2		$(0.7)
Principal collections related to investment repayments or sales	$6.2		$16.8		$23.4

(1)	The weighted average yield on the interest-bearing investments is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing interest-bearing investments less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date. Interest-bearing investments for the commercial real estate finance portfolio include all investments except for real estate owned and equity interests.

At December 31, 2009, we had outstanding funding commitments related to the commercial real estate portfolio of $7.1 million.

Managed Funds

In addition to managing our own assets, we manage certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries and broadly syndicated senior secured loans. At December 31, 2009, we had six separate funds under our management (together, the Managed Funds) for which we may earn management or other fees for our services. In some cases, we have invested in the equity of these funds, along with other third parties, from which we may earn a current return and/or a future incentive allocation.

In the first quarter of 2009, we completed the acquisition of the management contracts of three middle market senior debt CLOs (together, the Emporia Funds) and certain other related assets for approximately $11 million (subject to post-closing adjustments). The acquired assets are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the contracts. During the fourth quarter of 2009, we sold our investment, including our outstanding commitments and the provision of management services, in the Senior Secured Loan Fund LLC to Ares Capital, and we sold our investment, including the provision of management services, in the Allied Capital Senior Debt Fund, L.P. to Ivy Hill Asset Management, L.P., a portfolio company of Ares Capital. We may continue to sell additional Managed Funds to Ares Capital or to other third parties.

The assets of the Managed Funds at December 31, 2009 and 2008, and our management fees as of December 31, 2009 were as follows:

	Assets of Managed Funds
($ in millions)	December 31,		Management
Name of Fund	2009	2008	Fee

Knightsbridge CLO 2007-1 Ltd.	$499.3	$500.6	0.600%
Knightsbridge CLO 2008-1 Ltd.	305.1	304.7	0.600%
Emporia Preferred Funding I, Ltd.	417.6	—	0.625	%(1)
Emporia Preferred Funding II, Ltd.	350.5	—	0.650	%(1)
Emporia Preferred Funding III, Ltd.	406.5	—	0.650	%(1)
AGILE Fund I, LLC	73.6	99.3	—	(1)

Senior Secured Loan Fund LLC(2)	—	789.8	—
Allied Capital Senior Debt Fund, L.P.(2)	—	412.9	—

Total Assets	$2,052.6	$2,107.3

(1)	In addition to the management fees, we are entitled to an incentive allocation subject to certain performance benchmarks. There can be no assurance that the incentive allocation will be earned.

(2)	In June 2009, the Unitranche Fund LLC was renamed the Senior Secured Loan Fund LLC. In the fourth quarter of 2009, we sold our investment, including our commitments and the provision of management services, in the Senior Secured Loan Fund LLC to Ares Capital, and we sold our investment, including the provision of management services in the Allied Capital Senior Debt Fund, L.P. to Ivy Hill Asset Management, L.P., a portfolio company of Ares Capital. The Senior Secured Loan Fund LLC earned a fee of 0.375% of assets and the Allied Capital Senior Debt Fund, L.P. earned a fee of 1.625% of the fund’s equity.

A portion of the management fees earned by us may be deferred under certain circumstances. Collection of the fees earned is dependent in part on the performance of the relevant fund. We may pay a portion of management fees we receive to Callidus Capital Corporation, a wholly owned portfolio investment, for services provided to the Knightsbridge CLO 2007-1 Ltd., Knightsbridge CLO 2008-1 Ltd. and the Emporia Funds.

Our responsibilities to the Managed Funds may include investment execution, underwriting, and portfolio monitoring services. Each of the Managed Funds may separately invest in the debt or equity of companies in our portfolio, and these investments may be senior, pari passu or junior to the debt and equity investments held by us. We may or may not participate in investments made by the Managed Funds.

During the year ended December 31, 2009, we sold assets to certain of the Managed Funds for which we received proceeds of $9.7 million and we recognized a net realized gain of $6.3 million. During the year ended December 31, 2008, we sold assets to certain of the Managed Funds, for which we received proceeds of $383.0 million, and we recognized realized gains of $8.3 million.

In addition to managing these funds, we hold certain investments in the Managed Funds at December 31, 2009 and 2008 as follows:

($ in millions)		2009		2008
Name of Fund	Investment Description	Cost	Value	Cost	Value

Senior Secured Loan Fund LLC(1)	Subordinated Certificates and
	Equity Interests	$—	$—	$125.4	$125.4
Allied Capital Senior Debt Fund, L.P. (1)	Equity interests	—	—	31.8	31.8
Knightsbridge CLO 2007-1 Ltd.	Class E Notes and Income Notes	57.9	27.6	59.6	50.1
Knightsbridge CLO 2008-1 Ltd.	Class C Notes, Class D Notes,
	Class E Notes and Income Notes	54.0	50.2	52.7	52.7
AGILE Fund I, LLC	Equity Interests	0.6	0.4	0.7	0.5

Total		$112.5	$78.2	$270.2	$260.5

(1)	In the fourth quarter of 2009, we sold our investment, including our outstanding commitments and the provision of management services, in the Senior Secured Loan Fund LLC. to Ares Capital, and we sold our investment, including the provision of management services, in the Allied Capital Senior Debt Fund, LP. to Ivy Hill Asset Management, L.P., a portfolio company of Ares Capital.

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

At December 31, 2009 and 2008, loans and debt securities at value not accruing interest for the total investment portfolio were as follows:

	2009		2008
($ in millions)	Cost	Value	Cost	Value

Private finance
Companies more than 25% owned	$528.3	$177.1	$612.9	$176.1
Companies 5% to 25% owned	58.7	16.0	10.6	—
Companies less than 5% owned	270.3	47.4	350.0	151.8
Commercial real estate finance	9.4	6.1	5.1	7.7

Total	$866.7	$246.6	$978.6	$335.6

Total portfolio	$3,685.1	$2,131.1	$4,962.9	$3,493.0
Percentage of total portfolio	23.5%	11.6%	19.7%	9.6%

Because the size of our portfolio has decreased from $3.5 billion at December 31, 2008, to $2.1 billion at December 31, 2009, the percentage of loans on non-accrual has increased despite the decrease in the value of loans and debt securities on non-accrual.

At December 31, 2009 and 2008, private finance non-accruals included our senior secured debt in Ciena, which was $100.1 million or 4.7% of the total portfolio at value and $104.9 million or 3.0% of total portfolio at value, respectively. The Ciena senior secured loan was acquired in the third quarter of 2008, and was placed on non-accrual status upon its purchase. See “— Private Finance — Ciena Capital LLC” above.

Loans and Debt Securities Over 90 Days Delinquent.  Loans and debt securities greater than 90 days delinquent at value at December 31, 2009 and 2008, were as follows:

	2009	2008
($ in millions)

Private finance	$171.6	$106.6
Commercial mortgage loans	4.2	1.4

Total	$175.8	$108.0

Total portfolio at value	$2,131.1	$3,493.0
Percentage of total portfolio	8.2%	3.1%

At December 31, 2009 and 2008, loans and debt securities over 90 days delinquent included our senior secured debt in Ciena, which was $100.1 million or 4.7% of the total portfolio at value and $104.9 million or 3.0% of total portfolio at value, respectively. The Ciena senior secured loan was acquired in the third quarter of 2008 and was placed on non-accrual status upon its purchase. See “— Private Finance — Ciena Capital LLC” above.

The amount of the portfolio that is on non-accrual status or greater than 90 days delinquent may vary from year to year. Loans and debt securities on non-accrual status and over 90 days delinquent should not be added together as they are two separate measures of portfolio asset quality. Loans and debt securities that are in both categories (i.e., on non-accrual status and over 90 days delinquent) totaled $139.9 million and $108.0 million at December 31, 2009 and 2008, respectively.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2009, 2008, and 2007

The following table summarizes our operating results for the years ended December 31, 2009, 2008, and 2007.

				Percent				Percent
(in thousands, except per share amounts)	2009	2008	Change	Change	2008	2007	Change	Change

Interest and Related Portfolio Income
Interest and dividends	$290,986	$457,418	$(166,432)	(36)%	$457,418	$417,576	$39,842	10%
Fees and other income	27,700	43,694	(15,994)	(37)%	43,694	44,129	(435)	(1)%

Total interest and related portfolio income	318,686	501,112	(182,426)	(36)%	501,112	461,705	39,407	9%

Expenses
Interest	171,068	148,930	22,138	15%	148,930	132,080	16,850	13%
Employee	42,104	76,429	(34,325)	(45)%	76,429	89,155	(12,726)	(14)%
Employee stock options	3,355	11,781	(8,426)	(72)%	11,781	35,233	(23,452)	(67)%
Administrative	38,147	49,424	(11,277)	(23)%	49,424	50,580	(1,156)	(2)%
Impairment of long-lived asset	2,873	—	2,873	**	—	—	—	—

Total operating expenses	257,547	286,564	(29,017)	(10)%	286,564	307,048	(20,484)	(7)%

Net investment income before income taxes	61,139	214,548	(153,409)	(72)%	214,548	154,657	59,891	39%
Income tax expense, including excise tax	5,576	2,506	3,070	123%	2,506	13,624	(11,118)	(82)%

Net investment income	55,563	212,042	(156,479)	(74)%	212,042	141,033	71,009	50%

Net Realized and Unrealized Gains (Losses)
Net realized gains (losses)	(361,128)	(129,418)	(231,710)	179%	(129,418)	268,513	(397,931)	(148)%
Net change in unrealized appreciation or depreciation	(176,689)	(1,123,762)	947,073	*	(1,123,762)	(256,243)	(867,519)	*

Total net gains (losses)	(537,817)	(1,253,180)	715,363	*	(1,253,180)	12,270	(1,265,450)	*

Gain on repurchase of debt	83,532	1,132	82,400	**	1,132	—	1,132	**
Loss on extinguishment of debt	(122,776)	—	(122,776)	**	—	—	—	**

Net income (loss)	$(521,498)	$(1,040,006)	$518,508	(50)%	$(1,040,006)	$153,303	$(1,193,309)	(778)%

Diluted earnings per common share	$(2.91)	$(6.01)	$3.10	(52)%	$(6.01)	$0.99	$(7.00)	(707)%

Weighted average common shares outstanding — diluted	178,994	172,996	5,998	3%	172,996	154,687	18,309	12%

*	Net change in unrealized appreciation or depreciation and net gains (losses) can fluctuate significantly from year to year. As a result, comparisons may not be meaningful.

**	Comparison not meaningful.

Total Interest and Related Portfolio Income. Total interest and related portfolio income includes interest and dividend income and fees and other income.

Interest and Dividends. Interest and dividend income for the years ended December 31, 2009, 2008, and 2007, was composed of the following:

($ in millions)	2009	2008	2007

Interest
Private finance loans and debt securities	$248.2	$393.3	$376.1
Preferred shares/income notes of CLOs	14.3	34.1	18.0
Subordinated certificates in Senior Secured Loan Fund LLC	13.7	8.3	—
Commercial mortgage loans	3.5	4.1	6.4
Cash, U.S. Treasury bills, money market and other securities	0.5	4.4	15.1

Total interest	280.2	444.2	415.6
Dividends	10.8	13.2	2.0

Total interest and dividends	$291.0	$457.4	$417.6

The level of interest income, which includes interest paid in cash and in kind, is directly related to the balance of the interest-bearing investment portfolio outstanding during the year multiplied by the weighted average yield. The interest-bearing investments in the portfolio at value and the yield on the interest-bearing investments in the portfolio at December 31, 2009, 2008, and 2007, were as follows:

	2009		2008		2007
($ in millions)	Value	Yield(1)	Value	Yield(1)	Value	Yield(1)

Private finance:
Loans and debt securities:
Senior loans	$278.9	4.9%	$306.3	5.6%	$344.3	7.7%
Unitranche debt	360.4	12.9%	456.4	12.0%	653.9	11.5%
Subordinated debt	1,051.3	13.4%	1,829.1	12.9%	2,416.4	12.8%
Equity securities:
Preferred shares/income notes of CLOs	86.4	8.0%	179.2	16.4%	203.0	14.6%
Subordinated certificates in Senior Secured Loan Fund LLC	—	—	125.4	12.0%	0.7	12.4%
Commercial real estate:
Commercial mortgage loans	35.4	5.1%	53.5	7.4%	65.4	6.8%

Total interest-bearing investments	$1,812.4	11.6%	$2,949.9	12.1%	$3,683.7	12.1%

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield on the preferred shares/income notes of CLOs is calculated as the (a) effective interest yield on the preferred shares/income notes of CLOs, divided by (b) preferred shares/income notes of CLOs at value. The weighted average yield on the subordinated certificates in the Senior Secured Loan Fund LLC is computed as the (a) annual effective interest yield divided by (b) total investment at value. This yield excludes any return from the potential future excess cash flows from portfolio earnings available to the subordinated certificate holders and from related structuring fees and management and sourcing fees. See “— Fees and Other Income” below. The weighted average yields are computed as of the balance sheet date.

Interest income has decreased over the 2008 period primarily as a result of decreases in the aggregate size of the interest-bearing portfolio due to the disposition of certain investments as we have been selectively selling assets from our portfolio in order to generate capital to repay our indebtedness and de-lever our balance sheet. Because we recently have exited, and in the future intend to exit several interest-bearing investments in order to accumulate capital for repayment of debt, we expect that income from our interest-bearing investments will continue to decrease in 2010.

Dividend income results from the dividend yield on preferred equity interests, if any, or the declaration of dividends by a portfolio company on preferred or common equity interests. Dividend income for the year ended December 31, 2009, was $10.8 million as compared to $13.2 million for the year ended December 31, 2008. Dividend income for 2009 includes a $7.7 million dividend received in connection with the sale of Amerex Group LLC. Dividend income for 2008 includes a $3.1 million dividend received in connection with the recapitalization of Norwesco, Inc., and $6.4 million of dividends received in connection with the sale to AGILE Fund I, LLC. Dividend income will vary from year to year depending upon the timing and amount of dividends that are declared or paid by a portfolio company on preferred or common equity interests.

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

Fees and other income for the years ended December 31, 2009, 2008, and 2007, included fees relating to the following:

($ in millions)	2009	2008	2007

Structuring and diligence	$1.5	$19.2	$20.7
Management, consulting and other services provided to portfolio companies	7.3	11.4	9.6
Commitment, guaranty and other fees from portfolio companies(1)	3.0	6.3	9.3
Fund management fees(2)	14.9	6.1	0.5
Loan prepayment premiums	0.9	0.6	3.7
Other income	0.1	0.1	0.3

Total fees and other income	$27.7	$43.7	$44.1

(1)	Includes guaranty and other fees from Ciena of $0, $0, and $5.4 million for 2009, 2008 and 2007, respectively. See “— Private Finance — Ciena Capital LLC” above.

(2)	See “Portfolio and Investment Activity — Managed Funds” above.

Fees and other income generally are related to specific transactions or services and therefore may vary substantially from year to year depending on the level of investment activity and the types of services provided and the level of assets in Managed Funds for which we earn management or other fees. The increase in fund management fees for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was due to an increase in assets under management related to our Managed Funds. The amount of fund management fees is directly based on the amount of assets under management. During the fourth quarter of 2009, we sold our interests, including our outstanding commitments and the provision of management services, in the Senior Secured Loan Fund LLC to Ares Capital, and we sold our interests, including the provision of management services, in the Allied Capital Senior Debt Fund, L.P. to Ivy Hill Asset Management, L.P., a portfolio company of Ares Capital. For the year ended December 31, 2009, fee income related to the Senior Secured Loan Fund and Allied Capital Senior Debt Fund was approximately $4.8 million. Despite the increase in management fees for the year ended December 31, 2009, fees and other income were lower for the year ended December 31, 2009 than for the year ended December 31, 2008 due to the significant decrease in our investment activity. Loan origination fees that represent yield enhancement on a loan are capitalized and amortized into interest income over the life of the loan. Given our outlook for future investment activity for our balance sheet as well as for certain Managed Funds, we expect that fee income in 2010 will reflect lower new investment levels and a decrease in assets under management.

Private finance investments funded were $127.5 million for the year ended December 31, 2009, as compared to $1.1 billion and $1.8 billion for the years ended December 31, 2008 and 2007, respectively. Structuring and diligence fees primarily relate to the level of new investment originations, which were lower in 2009 than 2008. Structuring and diligence fees for the year ended December 31, 2008, included $10.4 million earned by us in connection with investments made by the Senior Secured Loan Fund, LLC. See

“Managed Funds” above. Because we expect new investment activity to continue at a low level, we expect structuring and diligence fees to continue to be low in 2010.

Operating Expenses.  Operating expenses include interest, employee, employee stock options, and administrative expenses.

Interest Expense.  The fluctuations in interest expense during the years ended December 31, 2009, 2008, and 2007, primarily were attributable to changes in the level of our borrowings under various notes payable and our revolving line of credit as well as an increase in our weighted average cost of debt capital. Our contractual borrowing activity and weighted average cost of debt, including fees and debt financing costs, at and for the years ended December 31, 2009, 2008, and 2007, were as follows:

($ in millions)	2009	2008	2007

Total outstanding debt at par	$1,459.8	$1,945.0	$2,289.5
Average outstanding debt	$1,766.2	$2,091.6	$1,924.2
Weighted average cost(1)	9.8%	7.7%	6.5%

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest rate on the debt plus the annual amortization of commitment fees, other facility fees and debt financing costs that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

At the end of the fourth quarter of 2008, we amended our private notes and revolving line of credit, which increased the stated interest rate on those obligations by 100 basis points. Subsequent to this amendment, events of default occurred on these instruments. Pursuant to the terms of the revolving credit facility, during the continuance of an event of default, the applicable spread on any borrowings outstanding and fees on any letters of credit outstanding under the revolving credit facility increased by up to an additional 200 basis points. Pursuant to the private notes, during the continuance of an event of default, the rate of interest borne by the private notes increased by an additional 200 basis points. During the year ended December 31, 2009, we incurred additional interest expense totaling $12.0 million related to the default interest. On August 28, 2009, we completed a restructuring of our private notes and bank facility, which significantly increased our cost of capital. On January 29, 2010, we repaid the private notes and bank facility in full and entered into a new $250 million senior secured term loan. See “Financial Condition, Liquidity and Capital Resources” below.

In addition, interest expense included interest paid to the Internal Revenue Service related to installment sale gains totaling $6.3 million, $7.7 million, and $5.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. See “Dividends and Distributions” below.

Employee Expense.  Employee expenses for the years ended December 31, 2009, 2008, and 2007, were as follows:

($ in millions)	2009	2008	2007

Salaries and employee benefits	$42.1	$63.2	$83.9
Individual performance award (IPA)	—	8.5	9.8
IPA mark to market expense (benefit)	—	(4.1)	(14.0)
Individual performance bonus (IPB)	—	8.8	9.5

Total employee expense(1)	$42.1	$76.4	$89.2

Number of employees at end of period	107	152	177

(1)	Excludes stock options expense. See below.

During the second half of 2008, we consolidated our investment execution activities to our Washington, D.C. headquarters and our office in New York in an effort to improve operating efficiencies and reduced headcount by approximately 50 employees. During the third quarter of 2009, we further reduced headcount by approximately 22 employees. For 2009, we accrued $7.5 million in bonuses and $0.3 million in performance awards as compared to $1.0 million in bonuses and $11.2 million in performance awards accrued in 2008. In order to retain key personnel through the closing date of the merger with Ares Capital, we will pay the 2009 bonuses as retention bonuses on the earlier of April 15, 2010 or the closing date of the merger with Ares Capital. An employee must be employed on the payment date in order to receive the retention bonus. Our Chairman of the Board, Chief Executive Officer and Chief Financial Officer received no performance or retention bonus for 2009.

The IPA and IPB were part of an incentive compensation program for certain officers in prior years and were generally determined annually at the beginning of each year. We did not establish an IPA or IPB for 2009 or for 2010 as part of our efforts to reduce employee expense. In 2008, IPAs were paid in cash in two equal installments during the year. The IPB was distributed in cash to award recipients throughout the year.

Stock Options Expense.  The stock option expense for the years ended December 31, 2009, 2008 and 2007, was as follows:

($ in millions)	2009	2008	2007

Employee Stock Option Expense:
Options granted:
Previously awarded, unvested options as of January 1, 2006	$—	$3.9	$10.1
Options granted on or after January 1, 2006	3.4	7.9	10.7

Total options granted	3.4	11.8	20.8
Options cancelled in connection with tender offer (see below)	—	—	14.4

Total employee stock option expense	$3.4	$11.8	$35.2

In addition to employee stock option expense, administrative expense included $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2009, 2008, and 2007, respectively, for options granted to non-officer directors. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.

We estimate that the employee-related stock option expense will be approximately $3.9 million, $3.9 million and $0.0 million for the years ended December 31, 2010, 2011 and 2012, respectively. This estimate does not include any expense related to stock option grants after December 31, 2009, as the fair value of those stock options will be determined at the time of grant. This estimate may change if our assumptions related to future option forfeitures change.

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

In accordance with the terms of the tender offer, the Weighted Average Market Price represented the volume weighted average price of our common stock over the fifteen trading days preceding the first day of the offer period, or June 20, 2007. Because the Weighted Average Market Price at the commencement of the tender offer on June 20, 2007, was higher than the market price of our common stock at the close of the offer on July 18, 2007, SFAS 123R, which has been codified into ASC Topic 718, “Compensation — Stock Compensation.” required us to record a non-cash employee-related stock option expense of $14.4 million and administrative expense related to stock options cancelled that were held by non-officer directors of $0.4 million. The same amounts were recorded as an increase to additional paid-in capital and, therefore, had no effect on our net asset value. The portion of the OCP paid in cash of $52.8 million reduced our additional paid-in capital and therefore reduced our net asset value. For income tax purposes, our tax deduction resulting from the OCP will be similar to the tax deduction that would have resulted from an exercise of stock options in the market. Any tax deduction resulting from the OCP or an exercise of stock options in the market is limited by Section 162(m) of the Code.

Administrative Expense.  Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our headquarters in Washington, DC, and our regional offices, portfolio origination and development expenses, travel costs, stock record expenses, directors’ fees and related stock options expense, and various other expenses.

Administrative expenses were $38.1 million, $49.4 million and $50.6 million for the years ended December 31, 2009, 2008 and 2007 respectively. The decrease is primarily due to our focus on reducing costs. Administrative expenses for the year ended December 31, 2009 include costs of $6.0 million related to the merger with Ares Capital. We will continue to incur costs related to the merger with Ares Capital in 2010. In addition, if the merger with Ares Capital is not approved by our stockholders, a termination fee of $15 million will be due to Ares Capital.

Impairment of Long-Lived Asset.  In our efforts to reduce overall administrative expenses, we sold our corporate aircraft during 2009. The sales price of the aircraft was less than our carrying cost, therefore, we recorded an impairment charge of $2.9 million during the quarter ended March 31, 2009.

Income Tax Expense, Including Excise Tax.  Income tax expense for the years ended December 31, 2009, 2008, and 2007, was as follows:

($ in millions)	2009	2008	2007

Income tax expense (benefit)	$5.6	$3.1	$(2.7)
Excise tax expense (benefit)(1)	—	(0.6)	16.3

Income tax expense, including excise tax	$5.6	$2.5	$13.6

(1)	While excise tax expense is presented in the Consolidated Statement of Operations as a reduction to net investment income, excise tax relates to both net investment income and net realized gains.

Our wholly-owned subsidiary, A.C. Corporation, is a corporation subject to federal and state income taxes and records a benefit or expense for income taxes as appropriate based on its operating results in a given period.

As of December 31, 2009 we estimate we have no dividend distribution requirements for the 2009 tax year, therefore, we have not recorded an excise tax for the year ended December 31, 2009.

Realized Gains and Losses.  Net realized gains or losses primarily result from the sale of equity securities associated with certain private finance investments and the realization of unamortized discount resulting from the sale and early repayment of private finance loans and commercial mortgage loans, offset by losses on investments. Net realized gains (losses) for the years ended December 31, 2009, 2008, and 2007, were as follows:

($ in millions)	2009	2008	2007

Realized gains	$52.7	$150.5	$400.5
Realized losses	(413.8)	(279.9)	(132.0)

Net realized gains (losses)	$(361.1)	$(129.4)	$268.5

When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the years ended December 31, 2009, 2008, and 2007, we reversed previously recorded unrealized appreciation or depreciation when gains or losses were realized as follows:

($ in millions)	2009	2008	2007

Reversal of previously recorded net unrealized appreciation associated with realized gains	$(28.4)	$(119.6)	$(332.6)
Reversal of previously recorded net unrealized appreciation associated with dividends received	(10.8)	(11.5)	(1.1)
Reversal of previously recorded net unrealized depreciation associated with realized losses	367.1	249.9	140.9

Total reversal	$327.9	$118.8	$(192.8)

Realized gains for the years ended December 31, 2009, 2008, and 2007, were as follows:

($ in millions)

2009
Portfolio Company	Amount

Private Finance
CK Franchising, Inc.	$13.6
Advantage Sales & Marketing, Inc.	6.9
GC-Sun Holdings, LP	6.9
Senior Secured Loan Fund, LLC	6.2
Progressive International Corporation	5.5
Norwesco, Inc.	3.2
Avborne, Inc.	1.9
Allied Capital Senior Debt Fund, L.P.	1.2
Other	3.1

Total private finance	48.5

Commercial Real Estate
Real Estate Owned	4.1
Other	0.1

Total commercial real estate	4.2

Total realized gains	$52.7

2008
Portfolio Company	Amount

Private Finance:
Norwesco, Inc.	$104.9
BI Incorporated	7.9
BenefitMall, Inc.	4.9
Mercury Air Centers, Inc.	6.0
Advantage Sales and Marketing, Inc(1).	3.4
Financial Pacific Company	3.1
Passport Health Communications, Inc.	1.8
Service Champ, Inc.	1.7
HMT, Inc.	1.6
Coverall North America, Inc.	1.4
Penn Detroit Diesel Allison, LLC	1.4
Avborne Heavy Maintenance	1.2
MedAssets, Inc.	1.3
Legacy Partners Group, Inc.	1.3
Other	8.2

Total Private Finance	150.1

Commercial Real Estate:
Other	0.4

Total Commercial Real Estate	0.4

Total realized gains	$150.5

2007
Portfolio Company	Amount

Private Finance:
Mercury Air Centers, Inc.	$262.4
HMT, Inc.	39.9
Healthy Pet Corp.	36.6
Palm Coast Data, LLC	20.0
Woodstream Corporation	14.6
Wear Me Apparel Corporation	6.1
Mogas Energy, LLC	5.7
Tradesmen International, Inc.	3.8
ForeSite Towers, LLC	3.8
Advantage Sales & Marketing, Inc.	3.4
Geotrace Technologies, Inc.	1.1
Other	3.0

Total private finance	400.4

Commercial Real Estate:
Other	0.1

Total commercial real estate	0.1

Total realized gains	$400.5

(1)	Includes an additional realized gain of $1.9 million related to the release of escrowed funds from the sale of our majority equity investment in 2006.

Realized losses for the years ended December 31, 2009, 2008, and 2007, were as follows:

($ in millions)

2009
Portfolio Company	Amount

Private Finance
WMA Equity Corporation and Affiliates	$103.0
MHF Logistical Solutions, Inc.	70.7
CR Holding, Inc.	62.6
Advantage Sales & Marketing, Inc.(1)	29.8
TransAmerican Auto Parts, LLC	26.2
Triax Holdings, LLC	22.7
Worldwide Express Operations, LLC	13.0
Higginbotham Insurance Agency, Inc.	11.4
FCP-BHI Holdings, LLC	8.2
Augusta Sportswear Group, Inc.	7.2
Calder Capital Partners, LLC	6.1
The Hillman Companies, Inc.	5.7
Broadcast Electronics, Inc.	4.5
Old Orchard Brands, LLC	4.3
Tank Intermediate Holding Corp.	4.2
Abraxas Corporation	3.5
Pro Mach, Inc.	2.9
Becker Underwood, Inc.	2.8
The Homax Group, Inc.	2.5
Baird Capital Partners IV Limited	2.0
Penn Detroit Diesel Allison, LLC	1.7
Snow Phipps Group, L.P.	1.6
Other	9.3

Total private finance	405.9

Commercial Real Estate
Real Estate Owned	7.9
Other	—

Total commercial real estate	7.9

Total realized losses	$413.8

2008
Portfolio Company	Amount

Private Finance:
Ciena Capital LLC	$98.9
Alaris Consulting, LLC	36.0
Pendum, Inc.	34.0
Line-X, Inc.	23.3
Creative Group, Inc.	15.6
Driven Brands, Inc.	10.8
Triview Investments, Inc.	8.6
MedBridge Healthcare LLC	7.6
Garden Ridge Corporation	5.4
Mid-Atlantic Venture Fund IV, L.P.	5.2
WMA Equity Corporation (and Affiliates)	4.5
Legacy Partners Group, Inc.	4.3
Direct Capital Corporation	1.7
EarthColor, Inc.	1.7
Crescent Equity Corp. — Longview Cable & Data, LLC	1.6
Summit Energy Services, Inc.	1.6
Sweet Traditions, Inc.	1.6
Walker Investment Fund II, LLLP	1.4
United Road Towing	1.3
Other	10.2

Total Private Finance	275.3

Commercial Real Estate:
Other	4.6

Total commercial real estate	4.6

Total realized losses	$279.9

2007
Portfolio Company	Amount

Private Finance:
Global Communications, LLC	$34.3
Jakel, Inc.	24.8
Startec Global Communications, Inc.	20.2
Gordian Group, Inc.	19.3
Powell Plant Farms, Inc.	11.6
Universal Environmental Services, LLC	8.6
PresAir, LLC	6.0
Legacy Partners Group, LLC	5.8
Alaris Consulting, LLC	1.0
Other	0.4

Total realized losses	$132.0

(1)	Realized loss relates to the sale of our escrow receivable, which was included in other assets on the balance sheet.

During the year ended December 31, 2009, we focused our efforts on selectively selling assets from our portfolio in order to generate capital to repay indebtedness and de-lever our balance sheet. These asset sales have been completed under distressed conditions in a very difficult market, and consequently we have realized net losses upon their disposition. For the year ended December 31, 2009, had principal repayments on portfolio investments that generated cash proceeds of $1,069.7 million.

Realized gains and losses for the year ended December 31, 2009 and 2008, included net realized gains totaling $6.3 million and $8.3 million (subsequent to post-closing adjustments) from the sale of certain investments to Managed Funds. In addition, realized losses for the year ended December 31, 2008, include $7.0 million (subsequent to post-closing adjustments) related to the sale of certain venture capital and private equity limited partnership investments to a fund managed by Goldman Sachs. For the year ended December 31, 2008, net realized losses also include net realized losses totaling $7.3 million resulting from the sale of loans and debt securities totaling $216.3 million to the Allied Capital Senior Debt Fund, L.P., Knightsbridge CLO 2007-1 Ltd. and Knightsbridge CLO 2008-1 Ltd. For the year ended December 31, 2007, net realized gains also include net realized gains totaling $1.0 million resulting from the sale of loans and debt securities totaling $224.2 million to the Allied Capital Senior Debt Fund, L.P. See “— Managed Funds” above.

Change in Unrealized Appreciation or Depreciation.  We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy and the provisions of the 1940 Act and ASC Topic 820, which includes the codification of FASB Statement No. 157, Fair Value Measurements and related interpretations. We determine fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. At December 31, 2009, portfolio investments recorded at fair value using level 3 inputs (as defined under ASC Topic 820) were approximately 80% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation in an active market, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Our equity investments in private debt and equity funds are generally valued based on the amount that we believe would be received if the investments were sold and consider the fund’s net asset value, observable transactions and other factors. The value of our equity securities in public companies for which quoted prices in an active market are readily available is based on the closing public market price on the measurement date.

The fair value of our CLO/CDO Assets is generally based on a discounted cash flow model that utilizes prepayment, re-investment, loss and ratings assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our CLO/CDO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment, loss or ratings assumptions in the underlying collateral pool, or changes in redemption assumptions for the CLO/CDO Assets, if applicable. We determine the fair value of our CLO/CDO Assets on an individual security-by-security basis. If we were to sell a group of these CLO/CDO Assets in a pool in one or more transactions, the total value received for that pool may be different than the sum of the fair values of the individual assets.

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

The valuation analysis prepared by management is submitted to our Board of Directors who is ultimately responsible for the determination of fair value of the portfolio in good faith. We generally receive valuation assistance from Duff & Phelps, LLC (Duff & Phelps) for our private finance portfolio consisting of certain limited procedures (the Procedures) we identified and requested them to perform. Based upon the performance of the Procedures on a selection of our final portfolio company valuations, Duff & Phelps has concluded that the fair value of those portfolio companies subjected to the Procedures did not appear unreasonable. In addition, we also received third-party valuation assistance from other third-party consultants for certain private finance portfolio companies. For the years ended December 31, 2009, 2008, and 2007, we received third-party valuation assistance as follows:

	2009
	Q4	Q3	Q2	Q1

Number of private finance portfolio companies reviewed	59	78	91	93
Percentage of private finance portfolio reviewed at value	94.6%	97.8%	96.9%	94.0%

	2008
	Q4	Q3	Q2	Q1

Number of private finance portfolio companies reviewed	86	128	119	124
Percentage of private finance portfolio reviewed at value	89.8%	97.2%	94.9%	94.0%

	2007
	Q4	Q3	Q2	Q1

Number of private finance portfolio companies reviewed	112	135	92	88
Percentage of private finance portfolio reviewed at value	91.1%	92.1%	92.1%	91.8%

Professional fees for third-party valuation assistance for the years ended December 31, 2009, 2008, and 2007, were $1.1 million, $1.9 million, and $1.8 million, respectively.

Net Change in Unrealized Appreciation or Depreciation.  Net change in unrealized appreciation or depreciation for the years ended December 31, 2009, 2008, and 2007, consisted of the following:

($ in millions)	2009(1)	2008(1)	2007(1)

Net unrealized appreciation (depreciation)(2)	$(504.6)	$(1,242.6)	$(63.4)
Reversal of previously recorded unrealized appreciation associated with realized gains	(28.4)	(119.6)	(332.6)
Reversal of previously recorded net unrealized appreciation associated with dividends received	(10.8)	(11.5)	(1.1)
Reversal of previously recorded unrealized depreciation associated with realized losses	367.1	249.9	140.9

Net change in unrealized appreciation or depreciation	$(176.7)	$(1,123.8)	$(256.2)

(1)	The net change in unrealized appreciation or depreciation can fluctuate significantly from year to year. As a result, annual comparisons may not be meaningful.

(2)	The sale of certain of our portfolio investments to AGILE Fund I, LLC that occurred in the first quarter of 2008 provided transaction values for 59 portfolio investments that were used in the December 31, 2007, valuation process.

The primary drivers of the net unrealized depreciation of $504.6 million related to changes in portfolio value for the year ended December 31, 2009, were (i) depreciation in our financial services and asset management portfolio companies (excluding our investment in Ciena) and our CLO/CDO investments, which totaled $179.5 million, (ii) additional depreciation of $102.0 million related to our investment in Ciena resulting from the decline in value of their residual interest assets and other financial assets as discussed below, (iii) additional depreciation of $77.2 million on our investment in EarthColor, Inc., a full service commercial printer, and (iv) decreased enterprise values as a result of the decline in market benchmarks and, in some cases, lower EBITDA generally driven by current economic conditions.

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

Valuation of Ciena Capital LLC.  Our investment in Ciena totaled $547.6 million at cost and $100.1 million at value, which included unrealized depreciation of $447.5 million, at December 31, 2009, and $547.8 million at cost and $104.9 million at value, which included unrealized depreciation of $442.9 million, at December 31, 2008. Net change in unrealized appreciation or depreciation included a net decrease of $102.0 million and $174.5 million for the years ended December 31, 2009 and 2007, respectively, related to our investment in and receivables from Ciena. Net change in unrealized appreciation or depreciation for the year ended December 31, 2008, included a decrease in our investment in Ciena totaling $296.0 million and the reversal of unrealized depreciation of $99.0 million associated with the realized loss on the sale of our Class A equity interests. To value our investment at December 31, 2009 and 2008, we considered the effect of Ciena’s voluntary filing for bankruptcy protection. See “— Private Finance, Ciena Capital LLC” above.

Ciena’s origination platform has been discontinued, and we continue to attribute no value to Ciena’s enterprise due to the state of the securitization markets, among other factors. We valued our investment in Ciena at December 31, 2009, solely based on the estimated net realizable value of Ciena’s assets, including the estimated net realizable value of the cash flows generated from Ciena’s retained interests in its current servicing portfolio, which includes portfolio servicing fees as well as cash flows from Ciena’s equity investments in its securitizations and its interest only strip. The decrease in value primarily is a result of the continued decline in the fair value of the assets supporting Ciena’s retained interests and assets held on Ciena’s balance sheet. This decrease primarily is a result of an increase in borrower defaults in the current economic environment and decreasing values for assets. We also continued to consider Ciena’s current regulatory issues and ongoing investigations and litigation in performing the valuation analysis at December 31, 2009. See “— Private Finance, Ciena Capital LLC” above.

We received valuation assistance from Duff & Phelps for our investment in Ciena at December 31, 2009, 2008, and 2007. See “Valuation Methodology — Private Finance” above for further discussion of the third-party valuation assistance we received.

Gain on Repurchase of Debt.  During the year ended December 31, 2009, we purchased publicly issued notes in the market with a total par value of $134.5 million, which consisted of $80.1 million of our 6.625% Notes due 2011 and $54.4 million of our 6.000% Notes due 2012, for a total cost of $50.3 million. After recognizing the remaining unamortized original issue discount associated with the notes repurchased, we recognized a net gain on repurchase of debt of $83.5 million for the year ended December 31, 2009.

Loss on Extinguishment of Debt.  In connection with the restructuring of our privately issued notes and bank facility that was completed in August 2009, we recorded a loss on the extinguishment of debt of $117.5 million. In addition to the $11 million of previously deferred unamortized debt costs associated with the Notes and Facility, we incurred and paid costs to the lenders of $146 million and other third party advisory and other fees of approximately $26 million in connection with the restructuring. Approximately $20 million of the restructuring costs were deferred and are being amortized into interest expense over the life of the Notes and Facility. After completion of the restructure, we recorded approximately $45 million of original issue discount (OID) related to the restructuring of the Notes, which is being amortized into interest expense over the life of the Notes. After completion of the restructure, we recorded an additional $5.3 million of loss on extinguishment of debt in connection with the prepayment of certain of our private notes in 2009.

Per Share Amounts.  All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares used to compute diluted earnings per share, which were 179.0 million, 173.0 million and 154.7 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

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

DIVIDENDS AND DISTRIBUTIONS

We have elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, we are required to distribute substantially all of our investment company taxable income to shareholders through the payment of dividends. In certain circumstances, we are restricted in our ability to pay dividends. Our Term Loan contains provisions limiting our ability to declare dividends. In addition, pursuant to the 1940 Act, we may be precluded from declaring dividends or other distributions to our shareholders unless our asset coverage is at least 200%.

As of December 31, 2009, we estimate that we have no dividend distribution requirements for the 2009 tax year. We intend to continue to retain capital in 2010 and would be able to carry forward 2010 taxable income, if any, for distribution in 2011. There can be no certainty as to future dividends. We currently qualify as RIC, however there can be no assurance that we will be able to comply with the RIC requirements to distribute income for 2010 and other future years and we may be required to pay a corporate level income tax.

We did not pay any dividends to common shareholders during 2009. Total dividends to common shareholders were $2.60, and $2.57, per common share for the years ended December 31, 2008, and 2007, respectively. An extra cash dividend of $0.07 and $0.05, per common share was declared during each of 2007 and 2006, and was paid to shareholders on December 27, 2007 and January 19, 2007, respectively.

No distribution was declared or paid in 2009. We currently estimate a net taxable loss for 2009, and, therefore, we believe we have no distribution requirement for 2009. The summary of our taxable income and distributions of such taxable income for the years ended December 31, 2008, and 2007, is as follows:

($ in millions)	2008	2007
Taxable income(1)	$40.4	$397.8
Taxable income earned in prior year and carried forward and distributed in current year	393.3	402.8
Taxable income earned in current year and carried forward for distribution in next year	—	(393.3)
Distributions from accumulated earnings	22.8	—

Total dividends to common shareholders	$456.5	$407.3

(1)	See Note 10, “Dividends and Distributions and Taxes” of our Notes to Consolidated Financial Statements included in Item 8 for further information on the differences between net income for book purposes and taxable income.

We currently estimate that we have cumulative deferred taxable income related to installment sale gains of approximately $44.4 million as of December 31, 2009. These gains have been recognized for financial reporting purposes in the respective years they were realized, but will be deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash. These installment sale gains as of December 31, 2009 are estimates and will not be determined finally until we file our 2009 tax return in September 2010. See “Other Matters — Regulated Investment Company Status” above.

To the extent that installment sale gains are deferred for recognition in taxable income, we pay interest to the Internal Revenue Service. Installment-related interest expense for the years ended December 31, 2009, 2008, and 2007, was $6.3 million, $7.7 million, and $5.8 million, respectively. This interest is included in interest expense in our Consolidated Statement of Operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009 and 2008, our cash and investments in money market and other securities, total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

($ in millions)	2009		2008

Cash and investments in money market and other securities (including money market and other securities: 2009-$381.0, 2008-$0.3)	$401.7		$50.7
Total assets	$2,665.5		$3,722.2
Total debt outstanding	$1,426.0	(2)	$1,945.0
Total shareholders’ equity	$1,198.2		$1,718.4
Debt to equity ratio	1.19		1.13
Asset coverage ratio(1)	180%		188%

(1)	As a BDC we generally are required to maintain a minimum ratio of 200% of total assets to total borrowings.

(2)	The notes payable on the consolidated balance sheet are shown net of OID of approximately $33.8 million as of December 31, 2009.

At December 31, 2009, our asset coverage ratio was 180%, and we remained precluded under the 1940 Act from incurring additional indebtedness, declaring dividends or other distributions to our shareholders, or repurchasing shares of our common stock until such time as our asset coverage would be at least 200%. In addition, we generally are not able to issue and sell our common stock at a price below net asset value per share without the approval of our stockholders. Our common stock currently is trading at a price below our net asset value of $6.66 per share.

We have engaged and may continue to engage in a variety of activities as a means to improve our asset coverage ratio and net asset value, which may include but are not limited to: continuing to sell assets to generate capital to retire debt; refinancing or repurchasing, at par or at a discount, our outstanding debt; and foregoing or limiting dividend payments in order to retain capital. We also plan to continue to carefully manage our employee and administrative expenses. There can be no assurance that we will be able to increase our asset coverage ratio or net asset value.

During the year ended December 31, 2009, we sold or had repayments on portfolio investments that generated $1,069.7 million of cash proceeds. These asset sales have been completed under distressed conditions in a very difficult market and consequently we have realized net losses upon their disposition (see “— Realized Gains and Losses” above). We expect to complete additional asset sales during 2010 and given the challenging market and our desire to sell assets to generate liquidity, we may incur additional realized losses upon such dispositions. We expect that the cash generated from asset sales and repayments will be used to repay indebtedness and provide ongoing liquidity. We believe that we will generate sufficient cash flow to fund our operations and meet our scheduled debt service requirements, although there can be no assurance that we will generate sufficient cash flow.

We had total debt outstanding at par of $1.5 billion at December 31, 2009, as compared to $1.9 billion at December 31, 2008, a $485.2 million reduction in debt outstanding. During the year ended December 31, 2009, we paid $30.1 million to repurchase certain of the 6.625% Notes due 2011 which had a face value of $80.1 million, and $20.2 million to repurchase certain of the 6.000% Notes due 2012 which had a face value of $54.4 million. In addition, we repaid $350.7 million on our privately issued notes and bank facility during 2009.

From December 31, 2009 through January 29, 2010, we collected additional cash proceeds from asset sales totaling approximately $150 million of which $119 million was from sales to Ares Capital or an affiliate of Ares Capital. In addition, on January 29, 2010, we repaid in full our privately issued notes and our bank facility through cash generated by asset sales and repayments and refinancing proceeds from a new $250 million secured term loan. See “— Debt Refinance.” On January 29, 2010, after giving effect to the refinancing and the full repayment of the private debt, we had total outstanding debt of $995.5 million and cash and investments in money market and other securities of approximately $128 million. This refinancing and the related payoff of the existing secured private debt allowed us to return to an asset coverage ratio above 200%, assuming no changes in portfolio values since December 31, 2009. Upon the completion of the refinancing and the related payoff of the existing secured private debt, we had no outstanding debt maturing in 2010 and $570 million of outstanding debt maturing in 2011. We currently do not have a revolving line of credit, and we intend to continue to operate with a higher cash balance to compensate for our inability to manage our liquidity through a revolving facility.

At December 31, 2009 and 2008, the value and yield of the cash and investments in money market and other securities were as follows:

	2009		2008
($ in millions)	Value	Yield	Value	Yield

Money market and other securities	$381.0	0.0%	$0.3	1.7%
Cash	20.7	0.1%	50.4	0.1%

Total	$401.7	0.0%	$50.7	0.1%

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

During the year ended December 31, 2009, we sold no new equity in public offerings. During the years ended December 31, 2008 and 2007, we sold new equity of $402.5 million and $171.3 million, respectively, in public offerings. In addition, shareholders’ equity increased by $5.4 million and $31.5 million, through the exercise of stock options, the collection of notes receivable from the sale of common stock, and the issuance of shares through our dividend reinvestment plan during the years ended December 31, 2008, and 2007, respectively. Shareholders’ equity also increased by $26.4 million during the year ended December 31, 2008, as a result of the distribution of the common stock held in deferred compensation trusts. For the year ended December 31, 2007, shareholders’ equity decreased by $52.8 million for the cash portion of the option cancellation payment made in connection with our tender offer. See “— Results of Operations, Stock Option Expense, Options Cancelled in Connection with Tender Offer.” See Note 8, “Employee Compensation Plans.” and Note 13, “Financial Highlights” from our Notes to the Consolidated Financial Statements, included in Item 8, for further detail on the change in shareholders’ equity for the periods.

At December 31, 2009 and 2008, we had outstanding debt as follows:

	2009					2008
				Annual				Annual
	Facility	Amount		Interest		Facility	Amount	Interest
($ in millions)	Amount	Outstanding		Cost(1)		Amount	Outstanding	Cost(1)

Notes payable:
Privately issued secured notes payable	$673.2	$673.2	(5)	13.0%		$1,015.0	$1,015.0	7.8%
Publicly issued unsecured notes payable	745.5	745.5		6.7%		880.0	880.0	6.7%

Total notes payable	1,418.7	1,418.7		9.7%		1,895.0	1,895.0	7.3%
Bank term debt (former revolver)(2)	41.1	41.1		16.0	%(3)	632.5	50.0	4.3	%(3)

Total debt	$1,459.8	$1,459.8		9.8	%(4)	$2,527.5	$1,945.0	7.7	%(4)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and the amortization of debt financing costs and original issue discount that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.
(2)	At December 31, 2008, $460.2 million, remained unused on the revolving line of credit, net of amounts committed for standby letters of credit of $122.3 million issued under the credit facility.
(3)	The annual interest cost reflects the interest rate payable for borrowings under the bank debt facility in effect at the balance sheet date. In addition to the current interest rate payable, annual costs of commitment fees, other facility fees and amortization of debt financing costs related to the bank term debt are $3.1 million and $8.5 million at December 31, 2009 and 2008, respectively.
(4)	The annual interest cost for total debt includes the annual cost of commitment fees and the amortization of debt financing costs on the bank debt and other facility fees regardless of the amount outstanding on the facility as of the balance sheet date.
(5)	The notes payable on the consolidated balance sheet are shown net of OID of approximately $33.8 million as of December 31, 2009.

Privately Issued Debt

At December 31, 2009, we had outstanding privately issued notes (the “Notes”) of $673.2 million and $41.1 million outstanding under our bank facility (the “Facility”). The Notes and the Facility were restructured on August 28, 2009. Beginning in January 2009, we engaged in discussions with the revolving line of credit lenders (the “Lenders”) and the private noteholders (the “Noteholders”) to seek relief under certain terms of both the Facility and the Notes due to certain covenant defaults. As of December 31, 2008, our asset coverage was less than the 200% then required by the revolving credit facility and the private notes. Asset coverage generally refers to the percentage resulting from assets less accounts payable and other liabilities, divided by total debt.

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

The Notes and Facility impose certain limitations on our ability to incur additional indebtedness, including precluding us from incurring additional indebtedness unless our asset coverage of all outstanding indebtedness is at least 200%. Pursuant to the 1940 Act, the Company is not permitted to issue indebtedness unless immediately after such issuance the Company has asset coverage of all outstanding indebtedness of at least 200%. At December 31, 2009, our asset coverage ratio was 180%, which is less than the 200% requirement. We are not be able to issue additional indebtedness unless our asset coverage is at least 200%.

The Notes required us to apply 50% of all net cash proceeds from asset sales to the repayment of the Notes and the Facility required us to apply 6% of all net cash proceeds from asset sales to the repayment of the Facility, subject to certain conditions and exclusions. In the case of certain events of default, we would be required to apply 100% of all net cash proceeds from asset sales to the repayment of its secured lenders. Subject to a limit and certain liquidity restrictions, the Notes and the Facility allowed us to repurchase our own public debt; however, they prohibited us from repurchasing our common stock and from paying dividends in excess of the minimum we reasonably believe is required to maintain our tax status as a regulated investment company. In addition, upon the occurrence of a change of control (as defined in the Note Agreement and Credit Agreement), the Noteholders have the right to be prepaid in full and we are required to repay in full all amounts outstanding under the Facility.

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

Privately Issued Notes Payable.  In connection with the restructuring, the existing Notes were exchanged for three new series of Notes containing the following terms:

			Annual Stated	Annual Stated	Annual Stated	Annual Stated
			Interest Rate	Interest Rate	Interest Rate	Interest Rate
			Through	Beginning	Beginning	Beginning
	Principal	Maturity	December 31,	January 1,	January 1,	January 1,
($ in millions)	Amount(1)	Dates	2009(2)	2010(2)	2011(2)	2012(2)

Series A	$253.8	June 15, 2010	8.50%	9.25%	N/A	N/A
Series B	$253.8	June 15, 2011	9.00%	9.50%	9.75%	N/A
Series C	$333.5	March 31 & April 1, 2012	9.50%	10.00%	10.25%	10.75%

(1)	Amount outstanding at closing on August 28, 2009.

(2)	The Notes generally require payment of interest quarterly.

We made various cash payments in connection with the restructuring of our Notes. We paid an amendment fee at closing of $15.2 million. In addition, we paid a make-whole fee of $79.7 million related to a contractual provision in the old Notes. Due to the payment of this make-whole fee, the new Notes have no significant make-whole requirement. We also paid a restructuring fee of $50.0 million at closing, which would be applied toward the principal balance of the Notes if the Notes were refinanced in full on or before January 31, 2010. See “—Debt Refinance” below.

Bank Facility.  Our Facility was restructured from a revolving facility to a term facility maturing on November 13, 2010. Borrowings under the Facility bear interest at a floating rate of interest, subject to a floor. The floating rate spread increases by 0.5% per annum beginning on January 1, 2010 and continuing through maturity. At closing, the interest rate on the Facility was 8.5% per annum. The Facility requires the payment of a commitment fee equal to 0.50% per annum of the committed amount. In addition, the Company agreed to pay an amendment fee at closing of $1.0 million, and a restructuring fee payable on January 31, 2010 equal to 1.0% of the outstanding borrowings on such date if the Facility remains outstanding. The Facility generally requires payments of interest no less frequently than quarterly.

Private Debt Refinance.  On January 29, 2010, we repaid the Notes and the Facility (collectively, the “Existing Private Debt”) in full using cash on hand from asset sales and repayments and proceeds from a new term loan. In addition, by repaying the Notes before January 31, 2010, we were able to apply the $50.0 million restructuring fee paid at closing of the August 2009 restructure toward the principal balance of the Notes. In connection with the repayment and refinancing, we entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) pursuant to which we obtained a senior secured term loan in the aggregate amount of $250 million (the “Term Loan”). On January 29, 2010, after giving effect to the refinancing and the full repayment of the Existing Private Debt, we had total outstanding debt of $995.5 million and cash and investments in money market and other securities of approximately $128 million.

The Term Loan matures on February 28, 2011. We are required to make mandatory repayments of the Term Loan (i) using 56% of all net cash proceeds from asset dispositions, subject to certain conditions and exclusions, (ii) using 100% of proceeds from any unsecured debt issuance, (iii) using 100% of available cash in excess of $125 million at any month end and (iv) to cure any borrowing base deficiencies, as discussed below. In addition, the Term Loan must be repaid in full if at any time the outstanding principal balance is less than or equal to $25 million and our available cash is then equal to or greater than $125 million. The Term Loan generally becomes due and payable in full upon the occurrence of a change of control; except that, in certain circumstances, the Term Loan may be assumed by Ares Capital in connection with the consummation of the merger contemplated by the Agreement and Plan of Merger, dated as of October 26, 2009, among Ares Capital, ARCC Odyssey Corp. and us.

At our election, borrowings under the Term Loan will generally bear interest at a rate per annum equal to (i) LIBOR plus 4.50% or (ii) 2.00% plus the higher of (a) the JPMorgan Chase Bank, N.A. prime rate, (b) the daily one-month LIBOR plus 2.5%, and (c) the federal funds effective rate plus 0.5%.

In addition to the interest paid on the Term Loan, we incurred other fees and costs associated with the repayment and refinancing and will also incur additional exit fees, which increase over the term of the loan, as the Term Loan is repaid.

Consistent with the terms of the Existing Private Debt, we have granted the Term Loan lenders a blanket lien on a substantial portion of our assets. Borrowings under the Term Loan are subject to a requirement that the borrowing base (as defined in the Amended Credit Agreement) be greater than 2.5x the outstanding principal balance of the Term Loan at any time such outstanding principal balance is greater than $175 million, and greater than 2.0x at any time such outstanding principal balance is less than or equal to $175 million. If the borrowing base falls below the minimum coverage requirement, we are required to make repayments of the Term Loan in an amount sufficient to bring the coverage ratio to the required level.

The Amended Credit Agreement contains various operating covenants applicable to us. The Term Loan requires that we maintain a ratio of Adjusted EBIT to Adjusted Interest Expense (as such terms are defined in the Amended Credit Agreement) of not less than 0.70:1.0, measured as of the last day of each fiscal quarter as provided in the Amended Credit Agreement. In addition, we are precluded from incurring additional indebtedness unless our asset coverage of all outstanding indebtedness is at least 200% and may not pay dividends in excess of the minimum we reasonably believe is required to maintain our tax status as a regulated investment company.

The Amended Credit Agreement contains customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events and failure to pay judgments. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default would permit the administrative agent for the lenders under the Term Loan, or the holders of more than 51% of the aggregate principal debt outstanding under the Term Loan, to declare the entire unpaid principal balance outstanding due and payable. Pursuant to the terms of the Amended Credit Agreement, during the continuance of an event of default, at the election of the required lenders, the applicable interest on any outstanding principal amount of the Term Loan would increase by 200 basis points.

Publicly Issued Unsecured Notes Payable.  At December 31, 2009, we had outstanding publicly issued unsecured notes as follows:

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

The 6.875% Notes due 2047 require payment of interest quarterly, and all principal is due upon maturity. These notes are redeemable in whole or in part at any time or from time to time on or after April 15, 2012, at par and upon the occurrence of certain tax events as stipulated in the notes. These notes are listed on the New York Stock Exchange under the trading symbol AFC.

We have certain financial and operating covenants that are required by the publicly issued unsecured notes payable. We are not permitted to issue indebtedness unless immediately after such issuance we have asset coverage of all outstanding indebtedness of at least 200% as required by the 1940 Act, as amended. At December 31, 2009, our asset coverage ratio was 180%, which is less than the 200% requirement.

Contractual Obligations.  The following table shows our significant contractual obligations for the repayment of debt and payment of other contractual obligations as of December 31, 2009.

		Payments Due By Year
							After
($ in millions)	Total	2010	2011	2012	2013	2014	2014

Privately issued secured notes payable	$673.2	$86.0	$253.8	$333.5	$—	$—	$—
Publicly issued unsecured notes payable	745.5	—	319.9	195.6	—	—	230.0
Bank facility (former revolver)	41.1	41.1	—	—	—	—	—
Operating leases	10.7	4.4	1.7	1.7	1.7	1.2	—

Total contractual obligations	$1,470.5	$131.5	$575.4	$530.8	$1.7	$1.2	$230.0

Off-Balance Sheet Arrangements

In the ordinary course of business, we have issued guarantees through financial intermediaries on behalf of certain portfolio companies. We generally have issued guarantees for the benefit of counterparties to certain portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations or if the expiration date of the letters of credit is not extended. The following table shows our guarantees that may have the effect of creating, increasing, or accelerating our liabilities as of December 31, 2009.

		Amount of Commitment Expiration Per Year
							After
($ in millions)	Total	2010	2011	2012	2013	2014	2014

Guarantees	$9.1	$8.2	$—	$0.1	$—	$—	$0.8

At December 31, 2009, we had outstanding investment commitments totaling $153.8 million. We intend to fund these commitments with existing cash and through cash flow from operations before new investments although there can be no assurance that we will generate sufficient cash flow to satisfy these commitments. Should we not be able to satisfy these commitments, there could be a material adverse effect on our financial condition, liquidity and results of operations.

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

Our equity investments in private debt and equity funds are generally valued based on the amount that we believe would be received if the investments were sold and consider the fund’s net asset value, observable transactions and other factors. The value of our equity securities in public companies for which quoted prices in an active market are readily available is based on the closing public market price on the measurement date.

The fair value of our CLO bonds and preferred shares/income notes and CDO bonds (CLO/CDO Assets) is generally based on a discounted cash flow model that utilizes prepayment, re-investment, loss and ratings assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/income notes, when available. We recognize unrealized appreciation or depreciation on our CLO/CDO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment, loss or ratings assumptions in the underlying collateral pool, or changes in redemption assumptions for the CLO/CDO Assets, if applicable. We determine the fair value of our CLO/CDO Assets on an individual security-by-security basis.

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

Recent Accounting Pronouncements.  Fair Value Measurements. In September 2006, the FASB issued Statement No. 157, which was primarily codified into ASC Topic 820, and which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted this statement on a prospective basis beginning in the quarter ended March 31, 2008. The initial adoption of this statement did not have a material effect on our consolidated financial statements.

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

Accounting for Transfers of Financial Assets (SFAS 166), which was codified into ASC Topic 860, Transfers and Servicing. In June 2009, the FASB issued SFAS 166, which changes the conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional year-end and interim disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The implementation of SFAS 166 is not expected to have a material impact on our financial statements.

Amendments to FASB Interpretation No. 46(R) (SFAS 167), which will be codified into ASC Topic 810, Consolidation. In June 2009, the FASB issued SFAS 167, which amends the guidance on accounting for variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and interim periods within that fiscal year. We have not completed the process of evaluating the impact of adopting this standard.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168), which was primarily codified into ASC Topic 105, was issued by the FASBin July 2009. This standard establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. This standard is effective for the period ending after September 15, 2009. The implementation of this standard did not have a material impact on our financial statements.

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

At December 31, 2009, 79% of our private finance loans and debt securities carried a fixed rate of interest and 21% carried a floating rate of interest. The mix of fixed and variable rate loans and debt securities in the portfolio may vary depending on the level of floating rate senior loans or unitranche debt in the portfolio at a given time.

Assuming that the balance sheet as of December 31, 2009, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by approximately $2.4 million over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

In addition, we may have risk regarding portfolio valuation. See “Item 1. Business — Portfolio Valuation” above.

Item 8.  Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting

The management of Allied Capital Corporation and subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. KPMG LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Allied Capital Corporation:

We have audited Allied Capital Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Allied Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Allied Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allied Capital Corporation and subsidiaries as of December 31, 2009 and 2008, including the consolidated statements of investments as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in net assets and cash flows, and the financial highlights (included in Note 13), for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010, expressed an unqualified opinion on those consolidated financial statements.

Washington, D.C.
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Allied Capital Corporation:

We have audited the accompanying consolidated balance sheet of Allied Capital Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, including the consolidated statements of investments as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in net assets and cash flows, and the financial highlights (included in Note 13), for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection or confirmation of securities owned as of December 31, 2009 and 2008. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Allied Capital Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations, their cash flows, changes in their net assets, and financial highlights for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company modified its method of determining the fair value of portfolio investments in 2008 due to the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allied Capital Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Washington, D.C.
February 26, 2010

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
(in thousands, except per share amounts)	2009	2008

ASSETS
Portfolio at value:
Private finance
Companies more than 25% owned (cost: 2009-$1,747,759; 2008-$2,167,020)	$811,736	$1,187,722
Companies 5% to 25% owned (cost: 2009-$222,981; 2008-$392,516)	180,998	352,760
Companies less than 5% owned (cost: 2009-$1,639,193; 2008-$2,317,856)	1,082,577	1,858,581

Total private finance (cost: 2009-$3,609,933; 2008-$4,877,392)	2,075,311	3,399,063
Commercial real estate finance (cost: 2009-$75,180; 2008-$85,503)	55,807	93,887

Total portfolio at value (cost: 2009-$3,685,113; 2008-$4,962,895)	2,131,118	3,492,950
Accrued interest and dividends receivable	43,875	55,638
Other assets	88,802	122,909
Investments in money market and other securities	381,020	287
Cash	20,682	50,402

Total assets	$2,665,497	$3,722,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable (maturing within one year: 2009-$85,111; 2008-$1,015,000)	$1,384,920	$1,895,000
Bank secured term debt (former revolver)	41,091	50,000
Accounts payable and other liabilities	41,284	58,786

Total liabilities	1,467,295	2,003,786

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.0001 par value, 400,000 shares authorized; 179,940 and 178,692 shares issued and outstanding at December 31, 2009 and 2008, respectively	18	18
Additional paid-in capital	3,037,513	3,037,845
Notes receivable from sale of common stock	(301)	(1,089)
Net unrealized appreciation (depreciation)	(1,679,778)	(1,503,089)
Undistributed (distributions in excess of) earnings	(159,250)	184,715

Total shareholders’ equity	1,198,202	1,718,400

Total liabilities and shareholders’ equity	$2,665,497	$3,722,186

Net asset value per common share	$6.66	$9.62

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007

Interest and Related Portfolio Income:
Interest and dividends
Companies more than 25% owned	$93,739	$111,188	$105,634
Companies 5% to 25% owned	30,028	42,376	41,577
Companies less than 5% owned	167,219	303,854	270,365

Total interest and dividends	290,986	457,418	417,576
Fees and other income
Companies more than 25% owned	23,382	28,278	18,505
Companies 5% to 25% owned	234	2,619	810
Companies less than 5% owned	4,084	12,797	24,814

Total fees and other income	27,700	43,694	44,129

Total interest and related portfolio income	318,686	501,112	461,705

Expenses:
Interest	171,068	148,930	132,080
Employee	42,104	76,429	89,155
Employee stock options	3,355	11,781	35,233
Administrative	38,147	49,424	50,580
Impairment of long-lived assets	2,873	—	—

Total operating expenses	257,547	286,564	307,048

Net investment income before income taxes	61,139	214,548	154,657
Income tax expense, including excise tax	5,576	2,506	13,624

Net investment income	55,563	212,042	141,033

Net Realized and Unrealized Gains (Losses):
Net realized gains (losses)
Companies more than 25% owned	(149,032)	(131,440)	226,437
Companies 5% to 25% owned	(49,484)	(14,120)	(10,046)
Companies less than 5% owned	(162,612)	16,142	52,122

Total net realized gains (losses)	(361,128)	(129,418)	268,513
Net change in unrealized appreciation or depreciation	(176,689)	(1,123,762)	(256,243)

Total net gains (losses)	(537,817)	(1,253,180)	12,270

Gain on repurchase of debt	83,532	1,132	—
Loss on extinguishment of debt	(122,776)	—	—

Net increase (decrease) in net assets resulting from operations	$(521,498)	$(1,040,006)	$153,303

Basic earnings (loss) per common share	$(2.91)	$(6.01)	$1.00

Diluted earnings (loss) per common share	$(2.91)	$(6.01)	$0.99

Weighted average common shares outstanding — basic	178,994	172,996	152,876

Weighted average common shares outstanding — diluted	178,994	172,996	154,687

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Years Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007

Operations:
Net investment income	$55,563	$212,042	$141,033
Net realized gains (losses)	(361,128)	(129,418)	268,513
Net change in unrealized appreciation or depreciation	(176,689)	(1,123,762)	(256,243)
Gain on repurchase of debt	83,532	1,132	—
Loss on extinguishment of debt	(122,776)	—	—

Net increase (decrease) in net assets resulting from operations	(521,498)	(1,040,006)	153,303

Shareholder distributions:
Common stock dividends	—	(456,531)	(407,317)
Preferred stock dividends	(10)	(10)	(10)

Net decrease in net assets resulting from shareholder distributions	(10)	(456,541)	(407,327)

Capital share transactions:
Sale of common stock	—	402,478	171,282
Issuance of common stock in lieu of cash distributions	—	3,751	17,095
Issuance of common stock upon the exercise of stock options	918	—	14,251
Cash portion of option cancellation payment	—	—	(52,833)
Stock option expense	3,424	11,906	35,810
Cancellation of common stock (note receivable from common stock)	(36)	—	—
Net decrease in notes receivable from sale of common stock	788	1,603	158
Purchase of common stock held in deferred compensation trust	—	(943)	(12,444)
Distribution of common stock held in deferred compensation trust	—	27,335	837
Other	(3,784)	(3,030)	10,471

Net increase in net assets resulting from capital share transactions	1,310	443,100	184,627

Total net increase (decrease) in net assets	(520,198)	(1,053,447)	(69,397)
Net assets at beginning of year	1,718,400	2,771,847	2,841,244

Net assets at end of year	$1,198,202	$1,718,400	$2,771,847

Net asset value per common share	$6.66	$9.62	$17.54

Common shares outstanding at end of year	179,940	178,692	158,002

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2009	2008	2007

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(521,498)	$(1,040,006)	$153,303
Adjustments:
Portfolio investments	(130,436)	(1,070,092)	(1,845,973)
Principal collections related to investment repayments or sales	871,271	1,037,348	1,211,550
Collections of notes and other consideration received from sale of investments	198,406	16,546	15,305
Realized gains from the receipt of notes and other consideration from sale of investments	(577)	(11,972)	(33,011)
Realized losses	413,783	279,886	131,997
Gain on repurchase of debt	(83,532)	(1,132)	—
Redemption of (investment in) U.S. Treasury bills, money market and other securities	(380,733)	200,935	988
Payment-in-kind interest and dividends, net of cash collections	(33,839)	(53,364)	(11,997)
Change in accrued interest and dividends	10,653	14,860	(11,916)
Net collection (amortization) of discounts and fees	(7,173)	(13,083)	(4,101)
Stock option expense	3,424	11,906	35,810
Impairment of long-lived asset	2,873	—	—
Changes in other assets and liabilities	(86,676)	(41,481)	(12,466)
Depreciation and amortization	1,536	913	2,064
Net change in unrealized (appreciation) or depreciation	176,689	1,123,762	256,243

Net cash provided by (used in) operating activities	434,171	455,026	(112,204)

Cash flows from financing activities:
Sale of common stock	—	402,478	171,282
Sale of common stock upon the exercise of stock options	918	—	14,251
Collections of notes receivable from sale of common stock	752	1,603	158
Borrowings under notes payable	—	193,000	230,000
Repayments on notes payable	(392,136)	(217,080)	—
Net borrowings under (repayments on) bank secured term debt (former revolver)	(8,909)	(317,250)	159,500
Cash portion of option cancellation payment	—	—	(52,833)
Purchase of common stock held in deferred compensation trust	—	(943)	(12,444)
Payment of deferred financing costs and other financing activities	(64,506)	(17,182)	1,798
Common stock dividends and distributions paid	—	(452,780)	(397,645)
Preferred stock dividends paid	(10)	(10)	(10)

Net cash provided by (used in) financing activities	(463,891)	(408,164)	114,057

Net increase (decrease) in cash	(29,720)	46,862	1,853
Cash at beginning of year	50,402	3,540	1,687

Cash at end of year	$20,682	$50,402	$3,540

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

Private Finance
Portfolio Company		December 31, 2009
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Companies More Than 25% Owned

AGILE Fund I, LLC(5)	Equity Interests		$637	$449

(Private Equity Fund)	Total Investment		637	449

AllBridge Financial, LLC	Senior Loan (6.3%, Due 4/10)	$1,500	1,500	1,500
(Asset Management)	Equity Interests		40,118	15,805

	Total Investment		41,618	17,305

Avborne, Inc.	Common Stock (27,500 shares)		—	39

(Business Services)	Total Investment		—	39

Aviation Properties Corporation	Common Stock (100 shares)		123	—

(Business Services)	Total Investment		123	—

Border Foods, Inc.	Senior Loan (12.9%, Due 3/12)	34,126	29,064	34,126
(Consumer Products)	Preferred Stock (100,000 shares)		12,721	20,901
	Common Stock (260,467 shares)		3,847	9,663

	Total Investment		45,632	64,690

Callidus Capital Corporation	Subordinated Debt (18.0%, Due 8/13)	21,782	21,782	19,108
(Asset Management)	Common Stock (100 shares)		—	—

	Total Investment		21,782	19,108

	Guaranty ($3,189)

Ciena Capital LLC	Senior Loan (5.5%, Due 3/09)(6)	319,031	319,031	100,051
(Financial Services)	Class B Equity Interests		119,436	—
	Class C Equity Interests		109,097	—

	Total Investment		547,564	100,051

	Guaranty ($5,000 — See Note 3)

CitiPostal Inc.	Senior Loan (3.7%, Due 12/13)	692	683	683
(Business Services)	Unitranche Debt (12.0%, Due 12/13)	50,801	50,633	50,633
	Subordinated Debt (16.0%, Due 12/15)	10,685	10,685	10,685
	Common Stock (37,024 shares)		12,726	1,432

	Total Investment		74,727	63,433

Coverall North America, Inc.	Unitranche Debt (12.0%, Due 7/11)	31,627	31,573	31,573
(Business Services)	Subordinated Debt (15.0%, Due 7/11)	5,563	5,555	5,555
	Common Stock (763,333 shares)		14,361	11,386

	Total Investment		51,489	48,514

Crescent Equity Corp.(8)	Senior Loan (10.0%, Due 6/10)	433	433	433
(Business Services)	Subordinated Debt (11.0%, Due 9/11 – 6/17)(6)	32,161	32,072	4,132
	Common Stock (174 shares)		82,818	—

	Total Investment		115,323	4,565

	Guaranty ($900)

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(8)	Crescent Equity Corp. holds investments in Crescent Hotels & Resorts, LLC and affiliates.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2009
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Direct Capital Corporation	Senior Loan (8.0%, Due 1/14)(6)	$8,175	$8,175	$8,744
(Financial Services)	Subordinated Debt (16.0%, Due 3/13)(6)	55,671	55,496	6,797
	Common Stock (2,317,020 shares)		25,732	—

	Total Investment		89,403	15,541

Financial Pacific Company	Subordinated Debt (17.4%, Due 2/12 – 8/12)	68,967	68,880	34,780
(Financial Services)	Preferred Stock (9,458 shares)		8,865	—
	Common Stock (12,711 shares)		12,783	—

	Total Investment		90,528	34,780

HCI Equity, LLC(4)(5)	Equity Interests		1,100	877
(Private Equity Fund)

	Total Investment		1,100	877

Hot Light Brands, Inc.	Senior Loan (9.0%, Due 2/11)(6)	29,257	29,257	9,116
(Real Estate)	Common Stock (93,500 shares)		5,151	—

	Total Investment		34,408	9,116

Hot Stuff Foods, LLC	Senior Loan (3.7%, Due 2/12)	44,697	44,602	44,697
(Consumer Products)	Subordinated Debt (12.3%, Due 8/12-2/13)(6)	83,692	83,387	48,240
	Common Stock (1,147,453 shares)		56,187	—

	Total Investment		184,176	92,937

Huddle House, Inc.	Subordinated Debt (15.0%, Due 12/15)	19,694	19,646	19,646
(Retail)	Common Stock (358,428 shares)		36,348	3,919

	Total Investment		55,994	23,565

IAT Equity, LLC and Affiliates	Subordinated Debt (9.0%, Due 6/14)	6,000	6,000	6,000
d/b/a Industrial Air Tool	Equity Interests		7,500	5,485

(Industrial Products)	Total Investment		13,500	11,485

Impact Innovations Group, LLC	Equity Interests in Affiliate		—	215

(Business Services)	Total Investment		—	215

Insight Pharmaceuticals Corporation	Subordinated Debt (15.0%, Due 9/12)	54,443	54,385	54,023
(Consumer Products)	Common Stock (155,000 shares)		40,413	9,400

	Total Investment		94,798	63,423

Jakel, Inc.	Subordinated Debt (15.5%, Due 3/08)(6)	748	748	—

(Industrial Products)	Total Investment		748	—

Knightsbridge CLO 2007-1 Ltd.(4)	Class E Notes (9.3%, Due 1/22)	18,700	18,700	11,360
(CLO)	Income Notes (4.4%)(7)		39,174	16,220

	Total Investment		57,874	27,580

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2009
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Knightsbridge CLO 2008-1 Ltd.(4)	Class C Notes (7.8%, Due 6/18)	$12,800	$12,800	$12,289
(CLO)	Class D Notes (8.8%, Due 6/18)	8,000	8,000	7,160
	Class E Notes (5.3%, Due 6/18)	13,200	11,291	10,091
	Income Notes (20.8%)(7)		21,893	20,637

	Total Investment		53,984	50,177

MVL Group, Inc.	Senior Loan (12.0%, Due 7/12)	25,260	25,256	25,260
(Business Services)	Subordinated Debt (14.5%, Due 7/12)	35,607	35,578	34,306
	Subordinated Debt (8.0%, Due 7/12)(6)	144	139	—
	Common Stock (560,716 shares)		555	—

	Total Investment		61,528	59,566

Penn Detroit Diesel Allison, LLC	Equity Interests		20,081	15,258

(Business Services)	Total Investment		20,081	15,258

Service Champ, Inc.	Subordinated Debt (15.5%, Due 4/12)	27,742	27,696	27,696
(Business Services)	Common Stock (55,112 shares)		11,145	28,071

	Total Investment		38,841	55,767

Stag-Parkway, Inc.	Subordinated Debt (10.0%, Due 7/12)	19,044	19,004	19,004
(Business Services)	Common Stock (25,000 shares)		32,686	14,226

	Total Investment		51,690	33,230

Startec Equity, LLC	Equity Interests		211	65

(Telecommunications)	Total Investment		211	65

Total companies more than 25% owned			$1,747,759	$811,736

Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt (13.0%, Due 11/14)	$22,325	$22,234	$22,325
(Business Services)	Equity Interests		422	475
	Option		25	25

	Total Investment		22,681	22,825

Air Medical Group Holdings LLC	Senior Loan (2.8%, Due 3/11)	6,075	6,056	5,845
(Healthcare Services)	Equity Interests		2,993	19,500

	Total Investment		9,049	25,345

BB&T Capital Partners/Windsor	Equity Interests		11,789	10,379
Mezzanine Fund, LLC(5)
(Private Equity Fund)	Total Investment		11,789	10,379

Driven Brands, Inc.	Subordinated Debt (16.6%, Due 7/15)	91,991	91,647	91,899
(Consumer Services)	Common Stock (3,772,098 shares)		9,516	3,000

	Total Investment		101,163	94,899

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2009
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Multi-Ad Services, Inc.	Unitranche Debt (11.3%, Due 11/11)	$2,500	$2,485	$2,491
(Business Services)	Equity Interests		1,737	1,418

	Total Investment		4,222	3,909

Pendum Acquisition, Inc.	Common Stock (8,872 shares)		—	200

(Business Services)	Total Investment		—	200

Postle Aluminum Company, LLC	Senior Loan (6.0%, Due 10/12)(6)	35,000	34,876	16,054
(Industrial Products)	Subordinated Debt (3.0%, Due 10/12)(6)	23,953	23,868	—
	Equity Interests		2,174	—

	Total Investment		60,918	16,054

Regency Healthcare Group, LLC
(Healthcare Services)	Equity Interests		1,302	1,898

	Total Investment		1,302	1,898

SGT India Private Limited(4)	Common Stock (150,596 shares)		4,161	—

(Business Services)	Total Investment		4,161	—

Soteria Imaging Services, LLC	Subordinated Debt (13.3%, Due 11/10)	4,250	4,216	4,210
(Healthcare Services)	Equity Interests		1,881	1,279

	Total Investment		6,097	5,489

Universal Environmental Services, LLC	Equity Interests		1,599	—

(Business Services)	Total Investment		1,599	—

Total companies 5% to 25% owned			$222,981	$180,998

Companies Less Than 5% Owned

3SI Security Systems, Inc.	Subordinated Debt (16.6%, Due 8/13)(6)	$29,548	$29,473	$9,542

(Consumer Products)	Total Investment		29,473	9,542

Axium Healthcare Pharmacy, Inc.	Subordinated Debt (8.0%, Due 3/15)	3,036	3,036	2,641

(Healthcare Services)	Total Investment		3,036	2,641

BenefitMall Holdings Inc.	Subordinated Debt (18.0%, Due 6/14)	40,326	40,254	40,254
(Business Services)	Common Stock (39,274,290 shares)(3)		39,274	68,822
	Warrants(3)		—	—

	Total Investment		79,528	109,076

Bushnell, Inc.	Subordinated Debt (6.8%, Due 2/14)	41,325	40,217	30,456

(Consumer Products)	Total Investment		40,217	30,456

Callidus Debt Partners	Class C Notes (12.9%, Due 12/13)(6)	19,420	19,527	2,163
CDO Fund I, Ltd.(4)(10)	Class D Notes (17.0%, Due 12/13)(6)	9,400	9,454	—
(CDO)

	Total Investment		28,981	2,163

Callidus Debt Partners	Preferred Shares (23,600,000 shares)		20,138	4,112
CLO Fund III, Ltd.(4)(10)

(CLO)	Total Investment		20,138	4,112

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
(4)	Non-U.S. company or principal place of business outside the U.S.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2009
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Callidus Debt Partners	Class D Notes (4.8%, Due 4/20)	$3,000	$2,206	$1,710
CLO Fund IV, Ltd.(4)(10)	Income Notes (0.0%)(7)		14,859	5,433
(CLO)

	Total Investment		17,065	7,143

Callidus Debt Partners	Income Notes (1.4%)(7)		13,432	5,012
CLO Fund V, Ltd.(4)(10)

(CLO)	Total Investment		13,432	5,012

Callidus Debt Partners	Class D Notes (6.3%, Due 10/21)	9,480	7,809	4,256
CLO Fund VI, Ltd.(4)(10)	Income Notes (0.0%)(7)		29,144	4,978
(CLO)

	Total Investment		36,953	9,234

Callidus Debt Partners	Income Notes (0.0%)(7)		24,824	7,148
CLO Fund VII, Ltd.(4)(10)

(CLO)	Total Investment		24,824	7,148

Callidus MAPS CLO Fund I LLC(10)	Class E Notes (5.8%, Due 12/17)	17,000	17,000	11,695
(CLO)	Income Notes (0.0%)(7)		38,509	14,119

	Total Investment		55,509	25,814

Callidus MAPS CLO Fund II, Ltd.(4)(10)	Class D Notes (4.5%, Due 7/22)	7,700	3,880	3,215
	Income Notes (2.5%)(7)		17,824	6,310

(CLO)	Total Investment		21,704	9,525

Carlisle Wide Plank Floors, Inc.
(Consumer Products)	Unitranche Debt (12.0%, Due 6/11)	1,644	1,638	1,544
	Common Stock (345,056 Shares)		345	—

	Total Investment		1,983	1,544

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		3,327	2,014

(Private Equity Fund)	Total Investment		3,327	2,014

Commercial Credit Group, Inc.	Subordinated Debt (15.0%, Due 6/15)	22,000	21,970	21,970
(Financial Services)	Preferred Stock (64,679 shares)		15,543	6,005
	Warrants		—	—

	Total Investment		37,513	27,975

Community Education Centers, Inc.	Subordinated Debt (21.5%, Due 11/13)	37,357	37,307	35,869

(Education Services)	Total Investment		37,307	35,869

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)(6)	18,992	18,947	16,695

(Industrial Products)	Total Investment		18,947	16,695

Cook Inlet Alternative Risk, LLC	Unitranche Debt (13.0%, Due 4/13)	87,600	87,309	62,100
(Business Services)	Equity Interests		552	—

	Total Investment		87,861	62,100

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		6,390	3,917

(Private Equity)	Total Investment		6,390	3,917

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2009
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Digital VideoStream, LLC	Unitranche Debt (11.0%, Due 2/12)	$12,984	$12,940	$12,811
(Business Services)	Convertible Subordinated Debt (10.0%, Due 2/16)	5,017	5,006	5,006

	Total Investment		17,946	17,817

DirectBuy Holdings, Inc.	Subordinated Debt (16.0%, Due 5/13)	78,414	78,181	71,856
(Consumer Products)	Equity Interests		8,000	1,500

	Total Investment		86,181	73,356

Distant Lands Trading Co.	Senior Loan (8.3%, Due 11/11)	8,300	8,284	7,852
(Consumer Products)	Unitranche Debt (13.0%, Due 11/11)	43,581	43,509	43,026
	Common Stock (3,451 shares)		3,451	1,046

	Total Investment		55,244	51,924

Diversified Mercury	Senior Loan (6.8%, Due 3/13)	2,668	2,657	2,391

Communications, LLC	Total Investment		2,657	2,391

(Business Services)

Dryden XVIII Leveraged Loan 2007 Limited(4)	Class B Notes (4.8%, Due 10/19)(6) Income Notes (0.0%)(7)	8,717	7,497 23,164	2,115 2,427

(CLO)	Total Investment		30,661	4,542

Dynamic India Fund IV(4)(5)	Equity Interests		9,350	8,224

(Private Equity Fund)	Total Investment		9,350	8,224

EarthColor, Inc.	Subordinated Debt (15.0%, Due 11/13)(6)	123,819	123,385	—
(Business Services)	Common Stock (63,438 shares)(3)		63,438	—
	Warrants(3)		—	—

	Total Investment		186,823	—

eCentury Capital Partners, L.P.(5)	Limited Partnership Interest		7,274	—

(Private Equity Fund)	Total Investment		7,274	—

eInstruction Corporation	Subordinated Debt (12.2%, Due 7/14-1/15)	36,849	36,737	34,174
(Education Services)	Common Stock (2,406 shares)		2,500	1,050

	Total Investment		39,237	35,224

Fidus Mezzanine Capital, L.P.(5)	Limited Partnership Interest		14,720	9,921

(Private Equity Fund)	Total Investment		14,720	9,921

Geotrace Technologies, Inc.	Warrants		2,027	2,075

(Energy Services)	Total Investment		2,027	2,075

Gilchrist & Soames, Inc. (Consumer Products)	Subordinated Debt (13.4%, Due 10/13)	24,421	24,310	23,181

	Total Investment		24,310	23,181

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.
(7)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2009
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Havco Wood Products LLC	Equity Interests		$910	$—

(Industrial Products)	Total Investment		910	—

The Homax Group, Inc.	Senior Loan (8.0%, Due 10/12)	$697	653	648
(Consumer Products)	Subordinated Debt (14.5%, Due 4/14)	14,159	13,649	9,804
	Preferred Stock (76 shares)		76	—
	Common Stock (24 shares)		5	—
	Warrants		954	—

	Total Investment		15,337	10,452

Ideal Snacks Corporation	Senior Loan (8.5%, Due 6/11)	967	967	958

(Consumer Products)	Total Investment		967	958

Kodiak Fund LP(5)	Equity Interests		9,323	1,917

(Private Equity Fund)	Total Investment		9,323	1,917

Market Track Holdings, LLC	Senior Loan (8.0%, Due 6/14)	2,500	2,450	2,412
(Business Services)	Subordinated Debt (15.9%, Due 6/14)	24,600	24,509	23,680

	Total Investment		26,959	26,092

NetShape Technologies, Inc.	Senior Loan (4.0%, Due 2/13)	972	972	335

(Industrial Products)	Total Investment		972	335

Network Hardware Resale, Inc.	Unitranche Debt (12.0%, Due 12/11)	16,042	16,088	16,031
(Business Services)	Convertible Subordinated Debt (9.8%, Due 12/15)	15,953	15,998	15,998

	Total Investment		32,086	32,029

Novak Biddle Venture Partners III, L.P.(5)	Limited Partnership Interest		2,018	1,070

(Private Equity Fund)	Total Investment		2,018	1,070

Pangaea CLO 2007-1 Ltd.(4)	Class D Notes (5.0%, Due 1/21)	15,000	12,119	6,651

(CLO)	Total Investment		12,119	6,651

PC Helps Support, LLC	Senior Loan (4.3%, Due 12/13)	8,181	8,092	7,756
(Business Services)	Subordinated Debt (12.8%, Due 12/13)	26,734	26,633	26,490

	Total Investment		34,725	34,246

Performant Financial Corporation	Common Stock (478,816 shares)		734	1,400

(Business Services)	Total Investment		734	1,400

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2009
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Promo Works, LLC	Unitranche Debt (16.0%, Due 12/12)	$19,964	$19,859	$12,557

(Business Services)	Total Investment		19,859	12,557

Reed Group, Ltd.	Senior Loan (6.0%, Due 12/13)	12,033	11,903	10,186
(Healthcare Services)	Subordinated Debt (15.8%, Due 12/13)	19,259	19,199	15,260
	Equity Interests		1,800	28

	Total Investment		32,902	25,474

S.B. Restaurant Company	Unitranche Debt (11.8%, Due 4/11)	38,327	38,207	32,693
(Retail)	Preferred Stock (46,690 shares)		117	—
	Warrants		534	—

	Total Investment		38,858	32,693

SPP Mezzanine Funding II, L.P.(5)	Limited Partnership Interest		7,476	7,145

(Private Equity Fund)	Total Investment		7,476	7,145

STS Operating, Inc.	Subordinated Debt (11.0%, Due 1/13)	30,386	30,318	28,695

(Industrial Products)	Total Investment		30,318	28,695

Summit Energy Services, Inc.	Common Stock (415,982 shares)		1,861	2,200

(Business Services)	Total Investment		1,861	2,200

Tappan Wire & Cable Inc.	Unitranche Debt (15.0%, Due 8/14)(6)	22,346	22,248	5,331
(Industrial Products)	Common Stock (12,940 shares)(3)		2,043	—
	Warrant(3)		—	—

	Total Investment		24,291	5,331

The Step2 Company, LLC	Unitranche Debt (11.0%, Due 4/12)	94,122	93,937	89,614
(Consumer Products)	Equity Interests		2,156	705

	Total Investment		96,093	90,319

Tradesmen International, Inc.	Subordinated Debt (15.0%, Due 12/12)(6)	40,000	39,793	11,532

(Business Services)	Total Investment		39,793	11,532

Trover Solutions, Inc.	Subordinated Debt (12.0%, Due 11/12)	53,827	53,674	51,270

(Business Services)	Total Investment		53,674	51,270

United Road Towing, Inc.	Subordinated Debt (11.8%, Due 1/14)	19,060	18,993	18,367

(Consumer Services)	Total Investment		18,993	18,367

Venturehouse-Cibernet Investors, LLC	Equity Interest		—	—

(Business Services)	Total Investment		—	—

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2009
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Webster Capital II, L.P.(5)	Limited Partnership Interest		$1,742	$1,235

(Private Equity Fund)	Total Investment		1,742	1,235

Woodstream Corporation	Subordinated Debt (12.0%, Due 2/15)	$90,000	89,693	77,400
(Consumer Products)	Common Stock (6,960 shares)		6,961	2,700

	Total Investment		96,654	80,100

Other companies	Other debt investments	37	(130)	(134)
	Other equity investments		41	8

	Total Investment		(89)	(126)

Total companies less than 5% owned			$1,639,193	$1,082,577

Total private finance (100 portfolio investments)			$3,609,933	$2,075,311

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Commercial Real Estate Finance
(in thousands, except number of loans)

	Stated Interest	Number of	December 31, 2009
	Rate Ranges	Loans	Cost	Value
Commercial Mortgage Loans

	Up to 6.99%	3	$29,660	$28,372
	7.00%–8.99%	2	1,845	1,819
	9.00%–10.99%	1	6,480	3,281
	15.00% and above	2	3,970	1,943

Total commercial mortgage loans(9)			$41,955	$35,415

Real Estate Owned			$5,962	$6,405

Equity Interests(2) — Companies more than 25% owned			$27,263	$13,987

Total commercial real estate finance			$75,180	$55,807

Total portfolio			$3,685,113	$2,131,118

	Yield	Cost	Value
Investments in Money Market and Other Securities
First American Treasury Obligations Fund	—	$381,020	$381,020

Total		$381,020	$381,020

(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(9)	Commercial mortgage loans totaling $6.1 million at value were on non-accrual status and therefore were considered non-income producing.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Callidus MAPS CLO Fund I LLC(10)	Class E Notes (7.0%, Due 12/17)	$17,000	$17,000	$9,813
(CLO)	Income Notes (4.0%)(11)		45,053	27,678

	Total Investment		62,053	37,491

Callidus MAPS CLO Fund II, Ltd.(4)(10)	Class D Notes (8.8%, Due 7/22)	7,700	3,555	2,948
(CLO)	Income Notes (13.3%)(11)		18,393	12,626

	Total Investment		21,948	15,574

Carlisle Wide Plank Floors, Inc.	Senior Loan (6.1%, Due 6/11)	1,000	998	953
(Consumer Products)	Unitranche Debt (14.5%, Due 6/11)	3,161	3,139	3,047
	Preferred Stock (345,056 Shares)		345	82

	Total Investment		4,482	4,082

Catterton Partners VI, L.P.(5)	Limited Partnership Interest		2,812	2,356

(Private Equity Fund)	Total Investment		2,812	2,356

Centre Capital Investors V, L.P.(5)	Limited Partnership Interest		3,049	2,344

(Private Equity Fund)	Total Investment		3,049	2,344

CK Franchising, Inc.	Subordinated Debt (12.3%, Due 7/12 – 7/17)	21,000	20,912	20,912
(Consumer Services)	Preferred Stock (1,281,887 shares)		1,282	1,592
	Common Stock (7,585,549 shares)		7,586	10,600

	Total Investment		29,780	33,104

Commercial Credit Group, Inc.	Subordinated Debt (15.0%, Due 6/15)	19,000	18,970	18,970
(Financial Services)	Preferred Stock (64,679 shares)		15,543	9,073
	Warrants		—	—

	Total Investment		34,513	28,043

Community Education Centers, Inc.	Subordinated Debt (14.5%, Due 11/13)	35,548	35,486	34,056

(Education Services)	Total Investment		35,486	34,056

Component Hardware Group, Inc.	Subordinated Debt (13.5%, Due 1/13)	18,710	18,654	18,261

(Industrial Products)	Total Investment		18,654	18,261

Cook Inlet Alternative Risk, LLC	Unitranche Debt (10.8%, Due 4/13)	90,000	89,619	82,839
(Business Services)	Equity Interests		552	—

	Total Investment		90,171	82,839

Cortec Group Fund IV, L.P.(5)	Limited Partnership Interest		4,647	3,445

(Private Equity)	Total Investment		4,647	3,445

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(10)	The fund is managed by Callidus Capital, a portfolio company of Allied Capital.
(11)	Represents the effective interest yield earned on the cost basis of these preferred equity investments and income notes. The yield is included in interest income in the consolidated statement of operations.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
FCP-BHI Holdings, LLC	Subordinated Debt (12.0%, Due 9/13)	$27,284	$27,191	$25,640
d/b/a Bojangles’	Equity Interests		1,029	1,700

(Retail)	Total Investment		28,220	27,340

Fidus Mezzanine Capital, L.P.(5)	Limited Partnership Interest		9,597	6,754

(Private Equity Fund)	Total Investment		9,597	6,754

Freedom Financial Network, LLC	Subordinated Debt (13.5%, Due 2/14)	13,000	12,945	12,811

(Financial Services)	Total Investment		12,945	12,811

Geotrace Technologies, Inc.	Warrants		2,027	3,000

(Energy Services)	Total Investment		2,027	3,000

Gilchrist & Soames, Inc.	Subordinated Debt (13.4%, Due 10/13)	25,800	25,660	24,692

(Consumer Products)	Total Investment		25,660	24,692

Havco Wood Products LLC	Equity Interests		910	400

(Industrial Products)	Total Investment		910	400

Higginbotham Insurance Agency, Inc.	Subordinated Debt (13.7%, Due 8/13 – 8/14)	53,305	53,088	53,088
(Business Services)	Common Stock (23,695 shares)(12)		23,695	27,335
	Warrant(12)		—	—

	Total Investment		76,783	80,423

The Hillman Companies, Inc.(3)	Subordinated Debt (10.0%, Due 9/11)	44,580	44,491	44,345

(Consumer Products)	Total Investment		44,491	44,345

The Homax Group, Inc.	Senior Loan (7.2%, Due 10/12)	11,785	11,742	10,689
(Consumer Products)	Subordinated Debt (14.5%, Due 4/14)	14,000	13,371	12,859
	Preferred Stock (76 shares)		76	—
	Common Stock (24 shares)		5	—
	Warrants		954	—

	Total Investment		26,148	23,548

Ideal Snacks Corporation	Senior Loan (5.3%, Due 6/10)	1,496	1,496	1,438

(Consumer Products)	Total Investment		1,496	1,438

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(3)	Public company.
(4)	Non-U.S. company or principal place of business outside the U.S.
(5)	Non-registered investment company.
(12)	Common stock is non-voting. In addition to non-voting stock ownership, the Company has an option to acquire a majority of the voting securities of the portfolio company at fair market value.

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

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS — (Continued)

Private Finance
Portfolio Company		December 31, 2008
(in thousands, except number of shares)	Investment(1)(2)	Principal	Cost	Value
Peter Brasseler Holdings, LLC	Equity Interests		$3,451	$2,900

(Business Services)	Total Investment		3,451	2,900

PharMEDium Healthcare Corporation	Senior Loan (4.3%, Due 10/13)	$1,910	1,910	1,747

(Healthcare Services)	Total Investment		1,910	1,747

Postle Aluminum Company, LLC	Unitranche Debt (13.0%, Due 10/12)(6)	58,953	58,744	9,978
(Industrial Products)	Equity Interests		2,174	—

	Total Investment		60,918	9,978

Pro Mach, Inc.	Subordinated Debt (12.5%, Due 6/12)	14,616	14,573	14,089
(Industrial Products)	Equity Interests		1,294	1,900

	Total Investment		15,867	15,989

Promo Works, LLC	Unitranche Debt (12.3%, Due 12/11)	23,111	22,954	21,266

(Business Services)	Total Investment		22,954	21,266

Reed Group, Ltd.	Senior Loan (7.6%, Due 12/13)	12,893	12,758	11,502
(Healthcare Services)	Subordinated Debt (13.8%, Due 12/13)	18,543	18,469	16,683
	Equity Interests		1,800	300

	Total Investment		33,027	28,485

S.B. Restaurant Company	Unitranche Debt (9.8%, Due 4/11)	36,501	36,295	34,914
(Retail)	Preferred Stock (46,690 shares)		117	117
	Warrants		534	—

	Total Investment		36,946	35,031

	Standby Letters of Credit ($2,465)

Snow Phipps Group, L.P.(5)	Limited Partnership Interest		4,785	4,374

(Private Equity Fund)	Total Investment		4,785	4,374

SPP Mezzanine Funding II, L.P.(5)	Limited Partnership Interest		9,362	9,269

(Private Equity Fund)	Total Investment		9,362	9,269

STS Operating, Inc.	Subordinated Debt (11.0%, Due 1/13)	30,386	30,296	29,745

(Industrial Products)	Total Investment		30,296	29,745

Summit Energy Services, Inc.	Subordinated Debt (11.6%, Due 8/13)	35,730	35,547	32,113
(Business Services)	Common Stock (415,982 shares)		1,861	1,900

	Total Investment		37,408	34,013

Tank Intermediate Holding Corp.	Senior Loan (7.1%, Due 9/14)	30,514	29,539	25,937

(Industrial Products)	Total Investment		29,539	25,937

(1)	Interest rates represent the weighted average annual stated interest rate on loans and debt securities, which are presented by nature of indebtedness for a single issuer. The maturity dates represent the earliest and the latest maturity dates.
(2)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted.
(5)	Non-registered investment company.
(6)	Loan or debt security is on non-accrual status and therefore is considered non-income producing.

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

Pursuant to Accounting Standards Codification (“ASC”) Topic 810, “Consolidations,” the financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements. Portfolio investments are held for purposes of deriving investment income and future capital gains.

The investment objective of the Company is to achieve current income and capital gains. In order to achieve this objective, the Company has primarily invested in debt and equity securities of private companies in a variety of industries.

On October 26, 2009, the Company and Ares Capital Corporation, (“Ares Capital”) announced a strategic business combination in which ARCC Odyssey Corp., a wholly owned subsidiary of Ares Capital Corporation (“Merger Sub”) would merge with and into Allied Capital and, immediately thereafter, Allied Capital would merge with and into Ares Capital. If the merger of Merger Sub into Allied Capital is completed, holders of Allied Capital common stock will have a right to receive 0.325 shares of Ares Capital common stock for each share of Allied Capital common stock held immediately prior to such merger. In connection with such merger, Ares Capital expects to issue a maximum of approximately 58.3 million shares of its common stock (assuming that holders of all “in-the-money” Allied Capital stock options elect to be cashed out), subject to adjustment in certain limited circumstances. The closing of the merger is subject to the receipt of shareholder approvals from Allied Capital and Ares Capital shareholders, and other closing conditions. Allied Capital is holding a special meeting of its stockholders on March 26, 2010, at which Allied Capital stockholders will be asked to vote on the approval of the merger and the merger agreement described in the proxy statement dated February 11, 2010. Approval of the merger and the merger agreement requires the affirmative vote of two-thirds of Allied Capital’s outstanding shares entitled to vote on the matter. The completion of the merger with Ares Capital is dependent on a number of conditions being satisfied or, where legally permissible, waived.

Note 2. Summary of Significant Accounting Policies

  Basis of Presentation

The consolidated financial statements include the accounts of ACC and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2008 and 2007 balances to conform with the 2009 financial statement presentation.

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

The Company, as a BDC, has invested in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. The Company’s investments may be subject to certain restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy and the provisions of the 1940 Act and ASC Topic 820 “Financial Instruments,” which includes the codification of FASB Statement No. 157, Fair Value Measurements and related interpretations. The Company determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests and that fair value for its investments must typically be determined using unobservable inputs. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.

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

The Company has determined that for its buyout investments, where the Company has control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the merger and acquisition (“M&A”) market as the principal market generally through a sale or recapitalization of the portfolio company. The Company believes that the in-use premise of value (as defined in ASC Topic 820), which assumes the debt and equity securities are sold together, is appropriate as this would provide maximum proceeds to the seller. As a result, the Company uses the enterprise value methodology to determine the fair value of these investments. Enterprise value means the entire value of the company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. Enterprise value is determined using various factors, including cash flow from operations of the portfolio company, multiples at which private companies are bought and sold, and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, liquidation events, or other events. The Company allocates the enterprise value to these securities in order of the legal priority of the securities.

While the Company typically exits its securities upon the sale or recapitalization of the portfolio company in the M&A market, for investments in portfolio companies where the Company does not have control or the ability to gain control through an option or warrant security, the Company cannot typically control the exit of its investment into its principal market (the M&A market). As a result, in accordance with ASC Topic 820, the Company is required to determine the fair value of these investments assuming a sale of the individual investment (the in-exchange premise of value) in a hypothetical market to a hypothetical market participant. The Company continues to perform an enterprise value analysis for the investments in this category to assess the credit risk of the loan or debt security and to determine the fair value of its equity investment in these portfolio companies. The determined equity values are generally discounted when the Company has a minority ownership position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors. For loan and debt securities, the Company performs a yield analysis assuming a hypothetical current sale of the investment. The yield analysis requires the Company to estimate the expected repayment date of the instrument and a market participant’s required yield. The Company’s estimate of the expected repayment date of a loan or debt security may be shorter than the legal maturity of the instruments as the Company’s loans historically have been repaid prior to the maturity date. The yield analysis considers changes in interest rates and changes in leverage levels of the loan or debt security as compared to market interest rates and leverage levels. Assuming the credit quality of the loan or debt security remains stable, the Company will use the value determined by the yield analysis as the fair value for that security. A change in the assumptions that the Company uses to estimate the fair value of its loans and debt securities using a yield analysis could have a material impact on the determination of fair value. If there is deterioration in credit quality or a loan or debt security is in workout status, the Company may consider other factors in determining the fair value of a loan or debt security, including the value attributable to the loan or debt security from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

The Company’s equity investments in private debt and equity funds are generally valued based on the amount that the Company believes would be received if the investments were sold and consider the fund’s net asset value, observable transactions and other factors. The value of the Company’s equity securities in public companies for which quoted prices in an active market are readily available is based on the closing public market price on the measurement date.

The fair value of the Company’s CLO bonds and preferred shares/income notes and CDO bonds (“CLO/CDO Assets”) is generally based on a discounted cash flow model that utilizes prepayment, re-investment, loss and ratings assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar bonds and preferred shares/ income notes, when available. The Company recognizes unrealized appreciation or depreciation on its CLO/CDO Assets as comparable yields in the market change and/or based on changes in estimated cash flows resulting from changes in prepayment, re-investment, loss or ratings assumptions in the underlying collateral pool, or changes in redemption assumptions for the CLO/CDO Assets, if applicable. The Company determines the fair value of its CLO/CDO Assets on an individual security-by-security basis.

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

Guarantees

Guarantees meeting the characteristics described in ASC Topic 460,“Guarantees” and issued or modified after December 31, 2002, are recognized at fair value at inception. Guarantees made on behalf of portfolio companies are considered in determining the fair value of the Company’s investments. See Note 5.

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

Stock Compensation Plans

The Company has a stock-based employee compensation plan. See Note 9. Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which was primarily codified into ASC Topic 718, “Compensation — Stock Compensation.” These standards were adopted using the modified prospective method of application, which required the Company to recognize compensation costs on a prospective basis beginning January 1, 2006. Accordingly, the Company did not restate prior year financial statements. Under this method, the unamortized cost of previously awarded options that were unvested as of January 1, 2006, is recognized over the remaining service period in the statement of operations beginning in 2006, using the fair value amounts determined for pro forma disclosure under these standards. With respect to options granted on or after January 1, 2006, compensation cost based on estimated grant date fair value is recognized over

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

the related service period in the consolidated statement of operations. The stock option expense for the years ended December 31, 2009, 2008 and 2007, was as follows:

($ in millions, except per share amounts)	2009	2008	2007

Employee Stock Option Expense:
Options granted:
Previously awarded, unvested options as of January 1, 2006	$—	$3.9	$10.1
Options granted on or after January 1, 2006	3.4	7.9	10.7

Total options granted	3.4	11.8	20.8
Options cancelled in connection with tender offer (see Note 9)	—	—	14.4

Total employee stock option expense	$3.4	$11.8	$35.2

Per basic share	$0.02	$0.07	$0.23
Per diluted share	$0.02	$0.07	$0.23

In addition to the employee stock option expense for options granted, administrative expense included $0.1 million, $0.1 million and $0.2 million of expense for each of the years ended December 31, 2009, 2008 and 2007, respectively, related to options granted to directors during each year. Options were granted to non-officer directors in the second quarters of 2009, 2008 and 2007. Options granted to non-officer directors vest on the grant date and therefore, the full expense is recorded on the grant date.

Options Granted.  The stock option expense shown in the tables above were based on the underlying value of the options granted by the Company. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007

Expected term (in years)	3.0	5.0	5.0
Risk-free interest rate	1.3%	2.8%	4.6%
Expected volatility	105.0%	27.8%	26.4%
Dividend yield	32.5%	8.5%	8.9%
Weighted average fair value per option	$0.21	$2.18	$2.96

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

To determine the stock options expense for options granted, the calculated fair value of the options granted is applied to the options granted, net of assumed future option forfeitures. The Company estimates that the employee-related stock option expense for outstanding unvested options as of December 31, 2009, will be approximately $3.9 million, $3.9 million and $0.0 million for the years

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

ended December 31, 2010, 2011 and 2012, respectively. This estimate does not include any expense related to stock option grants after December 31, 2009, as the fair value of those stock options will be determined at the time of grant. This estimate may change if the Company’s assumptions related to future option forfeitures change. The aggregate total stock option expense remaining as of December 31, 2009, is expected to be recognized over an estimated weighted-average period of 1.46 years.

Options Cancelled in Connection with Tender Offer.  As discussed in Note 9, the Company completed a tender offer in July 2007, whereby the Company accepted for cancellation 10.3 million vested options held by employees and non-officer directors of the Company in exchange for an option cancellation payment (“OCP”). The OCP was equal to the “in-the-money” value of the stock options cancelled, determined using the Weighted Average Market Price of $31.75, and was paid one-half in cash and one-half in unregistered shares of the Company’s common stock. In accordance with the terms of the tender offer, the Weighted Average Market Price represented the volume weighted average price of the Company’s common stock over the fifteen trading days preceding the first day of the offer period, or June 20, 2007. Because the Weighted Average Market Price at the commencement of the tender offer on June 20, 2007, was higher than the market price of the Company’s common stock at the close of the offer on July 18, 2007, ASC Topic 718 required the Company to record a non-cash employee-related stock option expense of $14.4 million and administrative expense related to stock options cancelled that were held by non-officer directors of $0.4 million. The same amounts were recorded as an increase to additional paid-in capital and, therefore, had no effect on the Company’s net asset value. The portion of the OCP paid in cash of $52.8 million reduced the Company’s additional paid-in capital and therefore reduced the Company’s net asset value. For income tax purposes, the Company’s tax deduction resulting from the OCP will be similar to the tax deduction that would have resulted from an exercise of stock options in the market. Any tax deduction for the Company resulting from the OCP or an exercise of stock options in the market is limited by Section 162(m) of the Internal Revenue Code (“Code”).

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

The consolidated financial statements include portfolio investments at value of $2.1 billion and $3.5 billion at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, 80% and 94%, respectively, of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Recent Accounting Pronouncements

Fair Value Measurements. In September 2006, the FASB issued Statement No. 157, which was primarily codified into ASC Topic 820, defines fair value, and which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted this statement on a prospective basis beginning in the quarter ending March 31, 2008. The initial adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

ASC Topic 820 also includes the codification of, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). These provisions apply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC Topic 820. These provisions of ASC Topic 820 provide clarification in a market that is not active and provide an example to illustrate key considerations in determining the fair value. The Company has applied these provisions of ASC Topic 820 relating to determining the fair value of a financial asset when the market for that asset is not active in determining the fair value of its portfolio investments at December 31, 2009. The application of these provisions did not have a material impact on the Company’s consolidated financial position or its results of operations.

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

The Company adopted these provisions of Topic 855 in the quarter ended June 30, 2009. The adoption of these provisions did not have a material impact on the Company’s financial statements.

Accounting for Transfers of Financial Assets (SFAS 166), which was codified into ASC Topic 860, Transfers and Servicing. In June 2009, the FASB issued SFAS 166, which changes the conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional year-end and interim disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The implementation of SFAS 166 is not expected to have a material impact on the Company’s financial statements.

Amendments to FASB Interpretation No. 46(R) (SFAS 167), which will be codified into ASC Topic 810, Consolidation. In June 2009, the FASB issued SFAS 167, which amends the guidance on accounting for variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and interim periods within that fiscal year. The Company has not completed the process of evaluating the impact of adopting this standard.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies, continued

Note 3. Portfolio

Private Finance

At December 31, 2009 and 2008, the private finance portfolio consisted of the following:

	2009			2008
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Loans and debt securities:
Senior loans	$534.7	$278.9	4.9%	$556.9	$306.3	5.6%
Unitranche debt(2)	420.5	360.4	12.9%	527.5	456.4	12.0%
Subordinated debt(3)	1,504.6	1,051.3	13.4%	2,300.1	1,829.1	12.9%

Total loans and debt securities(4)	2,459.8	1,690.6	11.9%	3,384.5	2,591.8	11.9%
Equity securities:
Preferred shares/income notes of CLOs(5)	242.9	86.4	8.0%	248.2	179.2	16.4%
Subordinated certificates in Senior Secured Loan Fund LLC(5)	—	—	—%	125.4	125.4	12.0%
Other equity securities	907.2	298.3		1,119.3	502.7

Total equity securities	1,150.1	384.7		1,492.9	807.3

Total	$3,609.9	$2,075.3		$4,877.4	$3,399.1

(1)	The weighted average yield on loans and debt securities is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by (b) total loans and debt securities at value. At December 31, 2009 and 2008, senior loans included the senior secured loan to Ciena totaling $319.0 million and $319.0 million at cost, respectively, and $100.1 million and $104.9 million at value, respectively, which was placed on non-accrual on the purchase date.
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

(2)	Unitranche debt is an investment that combines both senior and subordinated financing, generally in a first lien position.
(3)	Subordinated debt includes bonds in CLOs and in a CDO.
(4)	The total principal balance outstanding on loans and debt securities was $2,484.1 million and $3,418.0 million at December 31, 2009 and 2008, respectively. The difference between principal and cost primarily represents unamortized loan origination fees and costs, original issue discounts, and market discounts totaling $24.3 million and $33.5 million at December 31, 2009 and 2008, respectively.
(5)	Investments in the preferred shares/income notes of CLOs and the subordinated certificates in Senior Secured Loan Fund LLC earned a current return that is included in interest income in the accompanying consolidated statement of operations.

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

At December 31, 2009 and 2008, 79% and 85%, respectively of the private finance loans and debt securities had a fixed rate of interest and 21% and 15%, respectively, had a floating rate of interest. Senior loans may carry a fixed rate of interest or a floating rate of interest, set as a spread over prime or LIBOR, and may require payments of both principal and interest throughout the life of the loan. Senior loans generally have contractual maturities of three to six years and interest is generally paid to the Company monthly or quarterly. Unitranche debt generally carries a fixed rate of interest. Unitranche debt generally requires payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest generally is paid to the Company quarterly. Subordinated debt generally carries a fixed rate of interest generally with contractual maturities of five to ten years and generally has interest-only payments in the early years and payments of both principal and interest in the later years, although maturities and principal amortization schedules may vary. Interest on subordinated debt generally is paid to the Company quarterly.

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

As a result of Ciena’s decision to file for bankruptcy protection, the Company’s unconditional guaranty of the obligations outstanding under Ciena’s revolving credit facility became due and, in lieu of paying under our guarantee, the Company purchased the positions of the senior lenders under Ciena’s revolving credit facility. As of December 31, 2009, the senior secured loan to Ciena had a cost basis of $319.0 million and a value of $100.1 million. The Company continues to guarantee the remaining principal balance of $5 million, plus related interest, fees and expenses payable to a third party bank. In connection with its continuing guaranty of the amounts held by this bank, the Company has agreed that

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

the amounts owing to the bank under the Ciena revolving credit facility will be paid before any of the secured obligations of Ciena now owed to the Company.

At December 31, 2009 and 2008, the Company’s investment in Ciena was as follows:

	2009		2008
($ in millions)	Cost	Value	Cost	Value

Senior Loan	$319.0	$100.1	$319.0	$104.9
Class B Equity Interests(1)	119.5	—	119.5	—
Class C Equity Interests(1)	109.1	—	109.3	—

Total(2)	$547.6	$100.1	$547.8	$104.9

(1)	At December 31, 2009 and 2008, the Company held 100% of the Class B equity interests and 94.9% of the Class C equity interests.

(2)	In addition to the Company’s investment in Ciena in the portfolio, the Company has amounts receivable from or related to Ciena that are included in other assets in the accompanying consolidated financial statements. See below.

During the year ended December 31, 2009, the Company funded $97.4 million to support Ciena’s term securitizations in lieu of draws under related standby letters of credit. This was required primarily as a result of the issuer of the letters of credit not extending maturing standby letters of credit that were issued under the Company’s former revolving line of credit. The amounts funded were recorded as other assets in the accompanying consolidated balance sheet. At December 31, 2009 and 2008, other assets includes amounts receivable from or related to Ciena totaling $112.7 million and $15.4 million at cost and $1.9 million and $2.1 million at value, respectively. Net change in unrealized appreciation or depreciation included a net decrease of $102.0 million and $174.5 million for the years ended December 31, 2009 and 2007, respectively, related to the Company’s investment in and receivables from Ciena. Net change in unrealized appreciation or depreciation for the year ended December 31, 2008, included a decrease in the Company’s investment in Ciena totaling $296.0 million and the reversal of unrealized depreciation of $99.0 million associated with the realized loss on the sale of the Company’s Class A equity interests.

At December 31, 2009, the Company had no outstanding standby letters of credit issued under its former revolving line of credit. The Company has considered the letters of credit and the funding thereof in the valuation of Ciena at December 31, 2009.

The Company’s investment in Ciena was on non-accrual status, therefore the Company did not earn any interest and related portfolio income from its investment in Ciena for each of the years ended December 31, 2009 and 2008.

At December 31, 2009, Ciena had one non-recourse SBA loan warehouse facility, which has reached its maturity date but remains outstanding. Ciena is working with the providers of the SBA loan warehouse facility with regard to the repayment of that facility. The Company has issued a performance guaranty whereby the Company agreed to indemnify the warehouse providers for any damages, losses, liabilities and related costs and expenses that they may incur as a result of Ciena’s failure to perform any of its obligations as loan originator, loan seller or loan servicer under the warehouse facility.

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

These investigations, audits, reviews, and litigation have had and may continue to have a material adverse impact on Ciena and, as a result, could continue to negatively affect the Company’s financial results. The Company has considered Ciena’s voluntary filing for bankruptcy protection, the letters of credit and the funding thereof current regulatory issues, ongoing investigations, and litigation in performing the valuation of Ciena at December 31, 2009 and 2008.

Collateralized Loan Obligations (“CLOs”) and Collateralized Debt Obligations (“CDOs”).  At December 31, 2009 and 2008, the Company owned bonds and preferred shares/income notes in CLOs and bonds in a CDO as follows:

	2009			2008
($ in millions)	Cost	Value	Yield(1)	Cost	Value	Yield(1)

Bonds(2):
Callidus Debt Partners CDO Fund I, Ltd.	$29.0	$2.2	—%	$28.4	$10.1	39.4%
Callidus Debt Partners CLO Fund IV, Ltd.	2.2	1.7	20.2%	2.0	1.4	26.9%
Callidus Debt Partners CLO Fund VI, Ltd.	7.8	4.3	19.2%	7.1	3.9	26.1%
Callidus MAPS CLO Fund I LLC	17.0	11.7	8.4%	17.0	9.8	12.2%
Callidus MAPS CLO Fund II LLC	3.9	3.2	24.1%	3.6	3.0	30.2%
Dryden XVIII Leveraged Loan 2007 Limited	7.5	2.1	—%	7.7	4.5	20.5%
Knightsbridge CLO 2007-1 Ltd.(3)	18.7	11.4	15.3%	18.7	14.9	17.4%
Knightsbridge CLO 2008-1 Ltd.(3)	32.1	29.5	11.2%	31.4	31.4	10.2%
Pangaea CLO 2007-1 Ltd.	12.1	6.6	17.7%	11.8	7.1	25.0%

Total bonds	130.3	72.7	12.5%	127.7	86.1	18.5%
Preferred Shares/Income Notes:
Callidus Debt Partners CLO Fund III, Ltd.	20.1	4.1	—%	20.1	5.4	—%
Callidus Debt Partners CLO Fund IV, Ltd.	14.9	5.4	—%	14.6	10.6	18.1%
Callidus Debt Partners CLO Fund V, Ltd.	13.4	5.0	3.8%	13.4	10.3	21.3%
Callidus Debt Partners CLO Fund VI, Ltd.	29.1	5.0	—%	28.3	23.1	21.8%
Callidus Debt Partners CLO Fund VII, Ltd.	24.8	7.2	—%	24.0	15.4	17.9%
Callidus MAPS CLO Fund I LLC	38.5	14.1	—%	45.1	27.8	6.5%
Callidus MAPS CLO Fund II, Ltd.	17.8	6.3	7.1%	18.4	12.6	19.3%
Dryden XVIII Leveraged Loan 2007 Limited	23.2	2.4	—%	22.1	17.5	20.2%
Knightsbridge CLO 2007-1 Ltd.(3)	39.2	16.2	10.6%	40.9	35.2	17.4%
Knightsbridge CLO 2008-1 Ltd.(3)	21.9	20.7	22.1%	21.3	21.3	16.6%

Total preferred shares/income notes	242.9	86.4	8.0%	248.2	179.2	16.4%

Total	$373.2	$159.1		$375.9	$265.3

(1)	The weighted average yield is calculated as the (a) annual stated interest or the effective interest yield on the accruing bonds or the effective interest yield on the preferred shares/income notes, divided by (b) CLO and CDO assets at value. The yield on these debt and equity securities is included in interest income in the accompanying consolidated statement of operations.
The market yield used in the valuation of the CLO and CDO assets may be different than the interest yields shown above.

(2)	These securities are included in private finance subordinated debt.
(3)	These funds are managed by the Company through a wholly-owned subsidiary.

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

The bonds, preferred shares and income notes of the CLOs and CDO in which the Company has invested are junior in priority for payment of interest and principal to the more senior notes issued by the CLOs and CDO. Cash flow from the underlying collateral assets in the CLOs and CDO generally is allocated first to the senior bonds in order of priority, then any remaining cash flow generally is distributed to the preferred shareholders and income note holders. To the extent there are ratings downgrades, defaults and unrecoverable losses on the underlying collateral assets that result in reduced cash flows, the preferred shares/income notes will bear this loss first and then the subordinated bonds would bear any loss after the preferred shares/income notes. At both December 31, 2009 and 2008, the face value of the CLO and CDO assets held by the Company was subordinate to as much as 94% of the face value of the securities outstanding in these CLOs and CDO.

At December 31, 2009 and 2008, based on information provided by the collateral managers, the underlying collateral assets of these CLO and CDO issuances, consisting primarily of senior corporate loans, were issued by 626 issuers and 658 issuers, respectively, and had principal balances as follows:

($ in millions)	2009	2008

Bonds	$229.3	$268.3
Syndicated loans	4,313.8	4,477.3
Cash(1)	156.2	89.6

Total underlying collateral assets(2)	$4,699.3	$4,835.2

(1)	Includes undrawn liability amounts.

(2)	At December 31, 2009 and 2008, the total face value of defaulted obligations was $148.6 million and $95.0 million, respectively, or approximately 3.5% and 2.0% respectively, of the total underlying collateral assets.

Loans and Debt Securities on Non-Accrual Status.  At December 31, 2009 and 2008, private finance loans and debt securities at value not accruing interest were as follows:

($ in millions)	2009	2008

Loans and debt securities
Companies more than 25% owned	$177.1	$176.1
Companies 5% to 25% owned	16.0	—
Companies less than 5% owned	47.4	151.8

Total	$240.5	$327.9

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Industry and Geographic Compositions.  The industry and geographic compositions of the private finance portfolio at value at December 31, 2009 and 2008, were as follows:

	2009	2008

Industry
Business services	32%	36%
Consumer products	29	24
Financial services	9	6
CLO/CDO(1)	8	8
Consumer services	5	5
Industrial products	4	5
Education services	3	2
Healthcare services	3	2
Retail	3	5
Private debt funds	—	5
Other	4	2

Total	100%	100%

Geographic Region(2)
Mid-Atlantic	37%	41%
Midwest	32	28
Southeast	17	17
West	13	13
Northeast	1	1

Total	100%	100%

(1)	These funds primarily invest in senior corporate loans. Certain of these funds are managed by Callidus Capital, a portfolio company of Allied Capital.
(2)	The geographic region for the private finance portfolio depicts the location of the headquarters for the Company’s portfolio companies. The portfolio companies may have a number of other locations in other geographic regions.

Commercial Real Estate Finance

At December 31, 2009 and 2008, the commercial real estate finance portfolio consisted of the following:

	2009			2008
	Cost	Value	Yield(1)	Cost	Value	Yield(1)
($ in millions)

Commercial mortgage loans	$42.0	$35.4	5.1%	$52.5	$53.5	7.4%
Real estate owned	5.9	6.4		18.2	20.8
Equity interests	27.3	14.0		14.8	19.6

Total	$75.2	$55.8		$85.5	$93.9

(1)	The weighted average yield on the commercial mortgage loans is computed as the (a) annual stated interest on accruing loans plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans less the annual amortization of origination costs, divided by (b) total interest-bearing investments at value. The weighted average yield is computed as of the balance sheet date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Commercial Mortgage Loans and Equity Interests.  The commercial mortgage loan portfolio contains loans that were originated by the Company or were purchased from third-party sellers. At December 31, 2009, approximately 55% and 45% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At December 31, 2008, approximately 69% and 31% of the Company’s commercial mortgage loan portfolio was composed of fixed and adjustable interest rate loans, respectively. At December 31, 2009 and 2008, loans with a value of $6.1 million and $7.7 million, respectively, were not accruing interest. Loans greater than 120 days delinquent generally do not accrue interest.

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

The property types and the geographic composition securing the commercial mortgage loans and equity interests at value at December 31, 2009 and 2008, were as follows:

	2009	2008

Property Type
Hospitality	60%	52%
Recreation	32	22
Office	6	15
Retail	—	9
Other	2	2

Total	100%	100%

Geographic Region
Southeast	41%	43%
West	33	26
Midwest	14	22
Northeast	12	9
Mid-Atlantic	—	—

Total	100%	100%

Fair Value Measurements

The Company, as a BDC, has invested in illiquid securities including debt and equity securities of portfolio companies, CLO bonds and preferred shares/income notes, CDO bonds and investment funds. The Company’s investments may be subject to certain restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy and the provisions of the Investment Company Act of 1940 and ASC Topic 820. The Company determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests and that fair value for its investments must typically be determined using unobservable inputs.

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

The Company has $381.0 million in investments in money market and other securities, which the Company has determined are Level 1 assets but are not presented in the Company’s investment portfolio. Portfolio assets measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2009, were as follows:

	Fair Value	Quoted Prices in	Significant Other	Significant
	Measurement	Active Markets for	Observable	Unobservable
	as of December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
($ in millions)

Assets at Fair Value:
Portfolio
Private finance:
Loans and debt securities	$1,690.6	$—	$—	$1,690.6
Preferred shares/income notes of CLOs	86.4	—	—	86.4
Other equity securities	298.3	—	—	298.3
Commercial real estate finance	55.8	—	—	55.8

Total portfolio	$2,131.1	$—	$—	$2,131.1

The table below sets forth a summary of changes in the Company’s assets measured at fair value using level 3 inputs.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

		Private Finance
		Preferred	Subordinated
	Loans and	Shares/	Certificates in	Other	Commercial
	Debt	Income Notes	Senior Secured	Equity	Real Estate
	Securities	of CLOs	Fund LLC	Securities	Finance	Total
($ in millions)

Balance at December 31, 2008	$2,591.8	$179.2	$125.4	$502.7	$93.9	$3,493.0
Total gains or losses
Net realized gains (losses)(1)	(247.8)	14.3	6.2	(115.3)	(3.7)	(346.3)
Net change in unrealized appreciation or depreciation(2)	23.4	(87.5)	—	7.7	(27.8)	(84.2)
Purchases, issuances, repayments and exits, net(3)	(676.8)	(19.6)	(131.6)	(96.8)	(6.6)	(931.4)
Transfers in and/or out of level 3	—	—	—	—	—	—

Balance at December 31, 2009	$1,690.6	$86.4	$—	$298.3	$55.8	$2,131.1

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(2)	$(204.1)	$(87.5)	$—	$(85.1)	$(29.2)	$(405.9)

(1)	Includes net realized gains (losses) (recorded as realized gains or losses in the accompanying consolidated statement of operations), and amortization of discounts and closing points (recorded as interest income in the accompanying consolidated statement of operations).
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statement of operations. Net change in unrealized appreciation or depreciation includes net unrealized appreciation (depreciation) resulting from changes in portfolio investment values during the reporting period and the reversal of previously recorded unrealized appreciation or depreciation when associated gains or losses are realized. The net change in unrealized appreciation or depreciation in the consolidated statement of operations also includes the change in value of escrow and other receivables from portfolio companies that are included in other assets on the consolidated balance sheet.
(3)	Includes interest and dividend income reinvested through the receipt of a debt or equity security (payment-in-kind income) (recorded as interest and dividend income in the accompanying consolidated statement of operations).

Managed Funds

In addition to managing its own assets, the Company manages certain funds that also invest in the debt and equity securities of primarily private middle market companies in a variety of industries and broadly syndicated senior secured loans. At December 31, 2009, the Company had six separate funds under its management (together, the “Managed Funds”) for which the Company may earn management or other fees for the Company’s services. In some cases, the Company has invested in the equity of these funds, along with other third parties, from which the Company may earn a current return and/or a future incentive allocation.

In the first quarter of 2009, the Company completed the acquisition of the management contracts of three middle market senior debt CLOs (together, the Emporia Funds) and certain other related assets for approximately $11 million (subject to post-closing adjustments). The acquired assets are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the contracts. During the fourth quarter of 2009, the Company sold its investment, including its outstanding commitments and the provision of management services, in the Senior Secured Loan Fund LLC to Ares Capital, and the Company sold its investment, including the provision of management services, in the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Portfolio, continued

Allied Capital Senior Debt Fund, L.P. to Ivy Hill Asset Management, L.P., a portfolio company of Ares Capital.

During the year ended December 31, 2009, the Company sold assets to certain of the Managed Funds for which it received proceeds of $9.7 million and the Company recognized a net realized gain of $6.3 million. During the year ended December 31, 2008, the Company sold assets to certain of the Managed Funds, for which it received proceeds of $383.0 million, respectively, and the Company recognized realized gains of $8.3 million.

In addition to managing these funds, we hold certain investments in the Managed Funds as of December 31, 2009 and 2008 as follows:

($ in millions)		2009		2008
Name of Fund	Investment Description	Cost	Value	Cost	Value

Senior Secured Loan Fund LLC(1)	Subordinated Certificates and
	Equity Interests	$—	$—	$125.4	$125.4
Allied Capital Senior Debt Fund, L.P. (1)	Equity interests	—	—	31.8	31.8
Knightsbridge CLO 2007-1 Ltd.	Class E Notes and Income Notes	57.9	27.6	59.6	50.1
Knightsbridge CLO 2008-1 Ltd.	Class C Notes, Class D Notes,
	Class E Notes and Income Notes	54.0	50.2	52.7	52.7
AGILE Fund I, LLC	Equity Interests	0.6	0.4	0.7	0.5

Total		$112.5	$78.2	$270.2	$260.5

(1)	In the fourth quarter of 2009, the Company sold its investment, including its outstanding commitments and the provision of management services, in the Senior Secured Loan Fund LLC to Ares Capital, and the Company sold its investment, including the provision of management services, in the Allied Capital Senior Debt Fund, L.P. to Ivy Hill Asset Management, L.P., a portfolio company of Ares Capital.

Note 4. Debt

At December 31, 2009 and 2008, the Company had the following debt:

	2009					2008
				Annual				Annual
	Facility	Amount		Interest		Facility	Amount	Interest
	Amount	Drawn		Cost(1)		Amount	Drawn	Cost(1)
($ in millions)

Notes payable:
Privately issued secured notes payable (formerly unsecured)	$673.2	$673.2	(5)	13.0%		$1,015.0	$1,015.0	7.8%
Publicly issued unsecured notes payable	745.5	745.5		6.7%		880.0	880.0	6.7%

Total notes payable	1,418.7	1,418.7		9.7%		1,895.0	1,895.0	7.3%
Bank secured term debt (former revolver)(4)	41.1	41.1		16.0	%(2)	632.5	50.0	4.3	%(2)

Total debt	$1,459.8	$1,459.8		9.8	%(3)	$2,527.5	$1,945.0	7.7	%(3)

(1)	The weighted average annual interest cost is computed as the (a) annual stated interest on the debt plus the annual amortization of commitment fees, other facility fees and amortization of debt financing costs and original issue discount that are recognized into interest expense over the contractual life of the respective borrowings, divided by (b) debt outstanding on the balance sheet date.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

(2)	The annual interest cost reflects the interest rate payable for borrowings under the bank debt facility in effect at the balance sheet date. In addition to the current interest payable, there were annual costs of commitment fees, other facility fees and amortization of debt financing costs are $3.1 million and $8.5 million at December 31, 2009 and 2008, respectively.
(3)	The annual interest cost for total debt includes the annual cost of commitment fees, other facility fees and amortization of debt financing costs on the bank debt facility regardless of the amount outstanding on the facility as of the balance sheet date. The annual interest cost reflects the facilities in place on the balance sheet date.
(4)	At December 31, 2008, $460.2 million remained unused on the revolving line of credit, net of amounts committed for standby letters of credit of $122.3 million issued under the credit facility.
(5)	The notes payable on the consolidated balance sheet are shown net of OID of approximately $33.8 million as of December 31, 2009.

Privately Issued Debt

At December 31, 2009, the Company had outstanding privately issued notes (the “Notes”) of $673.2 million and $41.1 million outstanding under its bank facility (the “Facility”). The Notes and the Facility were restructured on August 28, 2009. Beginning in January 2009, the Company engaged in discussions with the revolving line of credit lenders (the “Lenders”) and the private noteholders (the “Noteholders”) to seek relief under certain terms of both the Facility and the Notes due to certain covenant defaults. As of December 31, 2008, the Company’s asset coverage was less than the 200% then required by the revolving credit facility and the private notes. Asset coverage generally refers to the percentage resulting from assets less accounts payable and other liabilities, divided by total debt.

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

The Notes and Facility impose certain limitations on the Company’s ability to incur additional indebtedness, including precluding the Company from incurring additional indebtedness unless its asset coverage of all outstanding indebtedness is at least 200%. Pursuant to the 1940 Act, the Company is not permitted to issue indebtedness unless immediately after such issuance the Company has asset coverage of all outstanding indebtedness of at least 200%. At December 31, 2009, the Company’s asset coverage ratio was 180%, which is less than the 200% requirement. As a result, the Company will not be able to issue additional indebtedness until such time as its asset coverage returns to at least 200%.

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

Privately Issued Notes Payable.  The Company made principal payments on the Notes at and prior to the closing of the restructuring and had $841.0 million of Notes outstanding following the closing of the restructuring.

In connection with the restructuring, the existing Notes were exchanged for three new series of Notes containing the following terms:

			Annual Stated	Annual Stated	Annual Stated	Annual Stated
			Interest Rate	Interest Rate	Interest Rate	Interest Rate
			Through	Beginning	Beginning	Beginning
	Principal		December 31,	January 1,	January 1,	January 1,
	Amount(1)	Maturity Dates	2009(2)	2010(2)	2011(2)	2012(2)
($ in millions)

Series A	$253.8	June 15, 2010	8.50%	9.25%	N/A	N/A
Series B	$253.8	June 15, 2011	9.00%	9.50%	9.75%	N/A
Series C	$333.5	March 31 & April 1, 2012	9.50%	10.00%	10.25%	10.75%

(1)	Amount outstanding at closing on August 28, 2009.

(2)	The Notes generally require payment of interest quarterly.

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

Private Debt Refinance.  On January 29, 2010, the Company repaid the Notes and the Facility (collectively, the “Existing Private Debt”) in full using cash on hand from asset sales and repayments and proceeds from a new term loan. In addition, by repaying the Notes before January 31, 2010, the Company was able to apply the $50.0 million restructuring fee paid at closing of the August 2009 restructure toward the principal balance of the Notes. In connection with the repayment and refinancing, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) pursuant to which the Company obtained a senior secured term loan in the aggregate amount of $250 million (the “Term Loan”). On January 29, 2010, after giving effect to the refinancing and the full repayment of the Existing Private Debt, the Company had total outstanding debt of $995.5 million and cash and investments in money market and other securities of approximately $128 million.

The Term Loan matures on February 28, 2011. The Company is required to make mandatory repayments of the Term Loan (i) using 56% of all net cash proceeds from asset dispositions, subject to certain conditions and exclusions, (ii) using 100% of proceeds from any unsecured debt issuance, (iii) using 100% of available cash in excess of $125 million at any month end and (iv) to cure any borrowing base deficiencies, as discussed below. In addition, the Term Loan must be repaid in full if at any time the outstanding principal balance is less than or equal to $25 million and the Company’s available cash is then equal to or greater than $125 million. The Term Loan generally becomes due and payable in full upon a change of control of the Company; except that, in certain circumstances, the Term Loan may be assumed by Ares Capital in connection with the consummation of the merger contemplated by the Agreement and Plan of Merger, dated as of October 26, 2009, among Ares Capital, ARCC Odyssey Corp. and the Company.

At the Company’s election, borrowings under the Term Loan will generally bear interest at a rate per annum equal to (i) LIBOR plus 4.50% or (ii) 2.00% plus the higher of (a) the JPMorgan Chase Bank, N.A. prime rate, (b) the daily one-month LIBOR plus 2.5%, and (c) the federal funds effective rate plus 0.5%. In addition to the interest paid on the Term Loan, the Company incurred other fees and costs associated with the repayment and refinancing and will also incur additional exit fees, which increase over the term of the loan, as the Term Loan is repaid.

Consistent with the terms of the Existing Private Debt, the Company has granted the Term Loan lenders a blanket lien on a substantial portion of its assets. Borrowings under the Term Loan are subject to a requirement that the borrowing base (as defined in the Credit Agreement) be greater than 2.5x the outstanding principal balance of the Term Loan at any time such outstanding principal balance is greater than $175 million, and greater than 2.0x at any time such outstanding principal balance is less than or equal to $175 million. If the borrowing base falls below the minimum coverage requirement, the

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

Company is required to make repayments of the Term Loan in an amount sufficient to bring the coverage ratio to the required level.

The Credit Agreement contains various operating covenants applicable to the Company. The Term Loan requires that the Company maintain a ratio of Adjusted EBIT to Adjusted Interest Expense (as such terms are defined in the Credit Agreement) of not less than 0.70:1.0, measured as of the last day of each fiscal quarter as provided in the Credit Agreement. In addition, the Company is precluded from incurring additional indebtedness unless its asset coverage of all outstanding indebtedness is at least 200% and may not pay dividends in excess of the minimum the Company reasonably believes is required to maintain its tax status as a regulated investment company.

The Credit Agreement contains customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events and failure to pay judgments. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default would permit the administrative agent for the lenders under the Term Loan, or the holders of more than 51% of the aggregate principal debt outstanding under the Term Loan, to declare the entire unpaid principal balance outstanding due and payable. Pursuant to the terms of the Credit Agreement, during the continuance of an event of default, at the election of the required lenders, the applicable interest on any outstanding principal amount of the Term Loan would increase by 200 basis points.

Publicly Issued Unsecured Notes Payable.  At December 31, 2009, the Company had outstanding publicly issued unsecured notes as follows:

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

The Company has certain financial and operating covenants that are required by the publicly issued unsecured notes payable. The Company is not permitted to issue indebtedness unless immediately after such issuance the Company has asset coverage of all outstanding indebtedness of at least 200% as required by the 1940 Act, as amended. At December 31, 2009, the Company’s asset coverage ratio was 180%.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Debt, continued

Scheduled Maturities.  Scheduled future maturities of notes payable at December 31, 2009, were as follows:

	Amount Maturing
	Privately	Publicly
	Issued	Issued
($ in millions)	Unsecured	Unsecured
Year	Notes Payable	Notes Payable	Total

2010	$86.0	$—	$86.0
2011	253.8	319.9	573.7
2012	333.4	195.6	529.0
2013	—	—	—
2014	—	—	—
Thereafter	—	230.0	230.0

Total	$673.2	$745.5	$1,418.7

Fair Value of Debt

The Company records debt at cost. The fair value of the Company’s outstanding debt was approximately $1.3 billion and $1.4 billion at December 31, 2009 and 2008, respectively. The fair value of the Company’s publicly issued 6.875% Notes due 2047 was determined using the market price of the retail notes at December 31, 2009. The fair value of the Company’s other debt was determined based on market interest rates for similar instruments as of the balance sheet date.

Note 5. Guarantees and Commitments

In the ordinary course of business, the Company has issued guarantees through financial intermediaries on behalf of certain portfolio companies. As of December 31, 2009 and 2008, the Company had issued guarantees of debt and rental obligations aggregating $9.1 million and $19.2 million, respectively. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations.

As of December 31, 2009, the guarantees expired as follows:

							After
(in millions)	Total	2010	2011	2012	2013	2014	2014

Guarantees	$9.1	$8.2	$—	$0.1	$—	$—	$0.8

In the ordinary course of business, the Company enters into agreements with service providers and other parties that may contain provisions for the Company to indemnify and guaranty certain minimum fees to such parties under certain circumstances.

At December 31, 2009, the Company had outstanding investment commitments totaling $153.8 million.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Shareholders’ Equity

Sales of common stock for the years ended December 31, 2009, 2008, and 2007, were as follows:

(in millions)	2009	2008	2007

Number of common shares	—	20.5	6.6

Gross proceeds	—	$417.1	$177.7
Less costs, including underwriting fees	—	(14.6)	(6.4)

Net proceeds	—	$402.5	$171.3

The Company issued 1.2 million and 0.6 million shares of common stock upon the exercise of stock options during the years ended December 31, 2009, and 2007, respectively. There were no stock options exercised in the year ended December 31, 2008. In addition, in July 2007, the Company issued 1.7 million unregistered shares of common stock upon the cancellation of stock options pursuant to a tender offer. See Note 9.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company’s common stock for the five consecutive trading days immediately prior to the dividend payment date. The Company cannot issue new shares at a price below net asset value. Dividend reinvestment plan activity for the years ended December 31, 2009, 2008, and 2007, was as follows:

	2009	2008	2007
(in millions, except per share amounts)

Shares issued	—	0.2	0.6
Average price per share	$—	$19.49	$27.40

Shares purchased by plan agent for shareholders	—	1.8	—
Average price per share	$—	$6.09	$—

Note 7. Earnings Per Common Share

Earnings per common share for the years ended December 31, 2009, 2008, and 2007, were as follows:

	2009	2008	2007
(in millions, except per share amounts)

Net increase (decrease) in net assets resulting from operations	$(521.5)	$(1,040.0)	$153.3
Weighted average common shares outstanding — basic	179.0	173.0	152.9
Dilutive options outstanding	—	—	1.8

Weighted average common shares outstanding — diluted	179.0	173.0	154.7

Basic earnings (loss) per common share	$(2.91)	$(6.01)	$1.00

Diluted earnings (loss) per common share	$(2.91)	$(6.01)	$0.99

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Employee Compensation Plans

For 2009, the Company accrued $7.5 million in bonuses and $0.3 million in performance awards as compared to $1.0 million in bonuses and $11.2 million in performance awards accrued in 2008. In order to retain key personnel through the closing date of the merger with Ares Capital, the Company will pay the 2009 bonuses as retention bonuses on the earlier of April 15, 2010 or the closing date of the merger with Ares Capital. An employee must be employed on the payment date in order to receive the retention bonus.

The Company had an Individual Performance Award plan (“IPA”), and an Individual Performance Bonus plan (“IPB”, each individually a “Plan,” or collectively, the “Plans”) for 2008 and 2007. These Plans generally were determined annually at the beginning of each year but may have been adjusted throughout the year. In 2008, the IPA was paid in cash in two equal installments during the year. Through December 31, 2007, the IPA amounts were contributed into a trust and invested in the Company’s common stock. The IPB was distributed in cash to award recipients throughout the year (beginning in February of each respective year) as long as the recipient remained employed by the Company. The Company did not establish an IPA or IPB for 2009 or 2010.

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

In December 2007, the Company’s Board of Directors made a determination that it was in the best interests of the Company to terminate its deferred compensation arrangements. The Board of Directors’ decision primarily was in response to increased complexity resulting from recent changes in the regulation of deferred compensation arrangements, and the accounts under these Plans were distributed to participants in full on March 18, 2008, the termination and distribution date.

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

The Company did not establish an IPA or IPB for 2009. The IPA and IPB expenses are included in employee expenses and for the years ended December 31, 2008 and 2007, were as follows:

($ in millions)	2008	2007

IPA contributions	$8.5	$9.8
IPA mark to market expense (benefit)	(4.1)	(14.0)

Total IPA expense (benefit)	$4.4	$(4.2)

Total IPB expense	$8.8	$9.5

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

At December 31, 2009, 2008 and 2007, there were 37.2 million shares authorized under the Option Plan.

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

At December 31, 2009 and 2008, the number of shares available to be granted under the Option Plan was 6.0 million and 9.5 million, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Stock Option Plan, continued

Information with respect to options granted, exercised and forfeited under the Option Plan for the years ended December 31, 2009, 2008, and 2007, was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Contractual	Value at
		Exercise Price	Remaining	December 31,
(in millions, except per share amounts)	Shares	Per Share	Term (Years)	2009

Options outstanding at January 1, 2007	23.2	$24.92
Granted	6.7	$29.52
Exercised	(0.6)	$25.25
Cancelled in tender offer(1)	(10.3)	$21.50
Forfeited	(0.5)	$28.96

Options outstanding at December 31, 2007	18.5	$28.36

Granted	7.7	$22.52
Exercised	—	$—
Forfeited	(6.5)	$26.87

Options outstanding at December 31, 2008	19.7	$26.56

Granted	11.5	$0.88
Exercised	(1.3)	$0.73
Forfeited	(8.0)	$22.85

Options outstanding at December 31, 2009	21.9	$15.94	5.34	$24.5

Exercisable at December 31, 2009(2)	12.6	$22.35	4.95	$6.8

Exercisable and expected to be exercisable at December 31, 2009(3)	21.4	$16.35	5.31	$22.9

(1)	See description of the tender offer above.
(2)	Represents vested options.
(3)	The amount of options expected to be exercisable at December 31, 2009, is calculated based on an estimate of expected forfeitures.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Stock Option Plan, continued

The fair value of the shares vested during the years ended December 31, 2009, 2008, and 2007, was $8.2 million, $13.5 million, and $21.6 million, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2009, and 2007, was $3.3 million, and $2.7 million, respectively. There were no options exercised during the year ended December 31, 2008.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Outstanding
		Weighted
		Average		Exercisable
	Total	Remaining	Weighted	Total	Weighted
	Number	Contractual	Average	Number	Average
	Outstanding	Life	Exercise	Exercisable	Exercise
Range of Exercise Prices	(in millions)	(Years)	Price	(in millions)	Price

$0.73	8.2	6.17	$0.73	2.3	$0.73
$2.63	0.9	6.22	$2.63	0.2	$2.63
$14.28 — $29.58	12.5	4.79	$26.45	9.8	$27.51
$30.00 — $30.52	0.3	3.18	$30.26	0.3	$30.26

	21.9	5.34	$15.94	12.6	$22.35

  Notes Receivable from the Sale of Common Stock

As a BDC under the 1940 Act, the Company is entitled to provide and has provided loans to the Company’s officers in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, the Company is prohibited from making new loans to its executive officers. The outstanding loans are full recourse, have varying terms not exceeding ten years, bear interest at the applicable federal interest rate in effect at the date of issue and have been recorded as a reduction to shareholders’ equity. At December 31, 2009 and 2008, the Company had outstanding loans to officers of $0.3 million and $1.1 million, respectively. Officers with outstanding loans repaid principal of $0.8 million, $1.6 million, and $0.2 million, for the years ended December 31, 2009, 2008, and 2007, respectively. The Company recognized a nominal amount of interest income from these loans during the years ended December 31, 2009 and 2008, and recognized $0.1 million during the year ended December 31, 2007. This interest income is included in interest and dividends for companies less than 5% owned.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Dividends and Distributions and Taxes

For the years ended December 31, 2009, 2008, and 2007, the Company’s Board of Directors declared the following distributions:

	2009		2008		2007
		Total		Total		Total
	Total	Per	Total	Per	Total	Per
	Amount	Share	Amount	Share	Amount	Share
(in millions, except per share amounts)
First quarter	$—	$—	$108.1	$0.65	$95.8	$0.63
Second quarter	—	—	116.1	0.65	97.6	0.64
Third quarter	—	—	116.1	0.65	100.3	0.65
Fourth quarter	—	—	116.2	0.65	102.6	0.65
Extra dividend	—	—	—	—	11.0	0.07

Total distributions to common shareholders	$—	$—	$456.5	$2.60	$407.3	$2.64

For income tax purposes, distributions for 2008 and 2007, were composed of the following:

	2008		2007
		Total		Total
	Total	Per	Total	Per
	Amount	Share	Amount	Share
(in millions, except per share amounts)
Ordinary income(1)(2)	$104.0	$0.59	$126.7	$0.82
Long-term capital gains	352.5	2.01	280.6	1.82

Total distributions to common shareholders	$456.5	$2.60	$407.3	$2.64

(1)	For the years ended December 31, 2008 and 2007, ordinary income included dividend income of approximately $0.06 and zero, per share, respectively, that qualified to be taxed at the 15% maximum capital gains rate.

(2)	For certain eligible corporate shareholders, dividends eligible for the dividend received deduction for 2008 and 2007, was $0.056 and zero, per share, respectively.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Dividends and Distributions and Taxes, continued

The following table summarizes the differences between financial statement net increase (decrease) in net assets resulting from operations and taxable income available for distribution to shareholders for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
($ in millions)	(ESTIMATED)(1)

Financial statement net increase (decrease) in net assets resulting from operations	$(521.5)	$(1,040.0)	$153.3
Adjustments:
Net change in unrealized appreciation or depreciation	176.7	1,123.8	256.2
Interest- and dividend-related items	26.9	(5.3)	13.8
Employee compensation-related items	1.9	1.2	0.7
Nondeductible excise tax	—	(0.6)	16.3
Debt issuance cost related items	50.2	—	—
Realized gains recognized (deferred) through installment treatment	173.3	18.3	(13.0)
Other gain or loss related items	48.1	(91.7)	(10.2)
Net income (loss) from partnerships and limited liability companies(2)	(1.7)	(4.6)	(22.7)
Net capital loss carryforward	18.5	37.9	—
Net (income) loss from consolidated subsidiaries, net of tax	(5.4)	2.1	2.7
Other	0.1	(0.7)	0.7

Taxable income (loss)	$(32.9)	$40.4	$397.8

(1)	The Company’s taxable loss for 2009 is an estimate and will not be finally determined until the Company files its 2009 tax return in September 2010. Therefore, the final taxable income (loss) may be different than this estimate.

(2)	Includes taxable income (loss) passed through to the Company from Ciena Capital LLC (Ciena) and related entities in excess of interest and related portfolio income from Ciena included in the financial statements totaling ($1.9) million and ($22.6) million, for the years ended December 31, 2008 and 2007, respectively. See Note 3 for additional related disclosure.

Taxable income or loss generally differs from net income or loss for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. As a RIC, the Company may not use net operating losses (“NOLs”) to offset positive taxable income earned in preceding or succeeding taxable years. However, capital losses in excess of capital gains earned in a tax year may be carried forward and used to offset capital gains in the eight succeeding tax years. The Company estimates that, as of December 31, 2009, it will have a capital loss carryforward of approximately $56.4 million available for use in later tax years.

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

The Company currently estimates that it has a net taxable loss for 2009. This taxable loss for 2009 is an estimate and will not be finally determined until the Company files its 2009 tax return in September 2010. Because the Company had a net taxable loss in 2009, no distribution was required or made for 2009. For income tax purposes, distributions for 2008 and 2007, were made from taxable income as follows:

	2008	2007
($ in millions)

Taxable income (loss)	$40.4	$397.8
Taxable income earned in prior year and carried forward and distributed in current year	393.3	402.8
Taxable income earned in current year and carried forward for distribution in next year	—	(393.3)
Distributions from accumulated earnings	22.8	—

Total distributions to common shareholders	$456.5	$407.3

The Company generally will be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions for the year. In 2007 annual taxable income was in excess of the Company’s dividend distributions from such taxable income for that year, and accordingly, the Company had an excise tax expense of $16.3 million on the excess taxable income carried forward. As of December 31, 2009 the Company had no dividend distribution requirement for the 2009 tax year, therefore, it has not recorded an excise tax for the year ended December 31, 2009. In certain circumstances, the Company is restricted in its ability to pay dividends. The Company’s outstanding Term Loan contains provisions that limit the amount of dividends the Company can pay. In addition, pursuant to the 1940 Act, the Company may be precluded from declaring dividends or other distributions to its shareholders unless the Company’s asset coverage is at least 200%.

The Company currently estimates that it has cumulative deferred taxable income related to installment sale gains of approximately $44.4 million as of December 31, 2009. These gains have been recognized for financial reporting purposes in the respective years they were realized, but are generally deferred for tax purposes until the notes or other amounts received from the sale of the related investments are collected in cash. The recognition of installment sales gains as of December 31, 2009 are estimates and will not be finally determined until the Company files its 2009 tax return in September 2010.

At December 31, 2009 and 2008, the aggregate gross unrealized appreciation of the Company’s investments above cost for federal income tax purposes was $112.8 million (estimated) and $346.5 million, respectively. At December 31, 2009 and 2008, the aggregate gross unrealized depreciation of the Company’s investments below cost for federal income tax purposes was $1.5 billion (estimated) and $1.4 billion, respectively. The Company’s investments as compared to cost for federal income tax purposes was net unrealized depreciation of $1.4 billion (estimated) and $1.1 billion at December 31,

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Dividends and Distributions and Taxes, continued

2009 and 2008, respectively. At December 31, 2009 and 2008, the aggregate cost of securities, for federal income tax purposes was $3.5 billion (estimated) and $4.5 billion, respectively.

The Company’s consolidated subsidiary, AC Corp, is subject to federal and state income taxes. For the years ended December 31, 2009, 2008, and 2007, AC Corp’s income tax expense (benefit) was $5.6 million, $3.1 million, and $(2.7) million, respectively. For the year ended December 31, 2009 and 2008, paid in capital was decreased by $3.8 million and $3.0 million, respectively, primarily for the reduction of the deferred tax asset related to stock options that expired unexercised.

The net deferred tax asset at December 31, 2009, was $12.7 million, consisting of deferred tax assets of $13.0 million and deferred tax liabilities of $0.3 million. The net deferred tax asset at December 31, 2008, was $15.0 million, consisting of deferred tax assets of $32.2 million and deferred tax liabilities of $17.2 million. At December 31, 2009, the deferred tax assets primarily related to compensation-related items. Management believes that the realization of the net deferred tax asset is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, the Company did not record a valuation allowance at December 31, 2009 or 2008.

Note 11. Cash

The Company places its cash with financial institutions and, at times, cash held in checking accounts in financial institutions may be in excess of the Federal Deposit Insurance Corporation insured limit.

At December 31, 2009 and 2008, cash consisted of the following:

($ in millions)	2009	2008

Cash	$21.7	$51.9
Less escrows held	(1.0)	(1.5)

Total cash	$20.7	$50.4

Note 12. Supplemental Disclosure of Cash Flow Information

The Company paid interest of $157.7 million, $161.0 million, and $123.5 million, respectively, for the years ended December 31, 2009, 2008, and 2007. The Company paid income taxes, including excise taxes (net of refunds), of $9.9 million, $10.1 million and $18.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Non-cash operating activities for the years ended December 31, 2009, 2008 and 2007, totaled $86.8 million, $117.8 million, and $142.2 million, respectively. Non-cash operating activities included the exchange of existing debt securities and accrued interest for new debt and equity securities. Non-cash financing activities for the year ended December 31, 2009 totaled $891.0 million as a result of the refinancing of privately issued unsecured debt with new privately issued secured debt. Non-cash financing activities included the issuance of common stock in lieu of cash distributions totaling $3.8 million and $17.1 million, for the years ended December 31, 2008 and 2007, respectively. Non-cash financing activities for the year ended December 31, 2007, also included the payment of one-half of the value of

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Supplemental Disclosure of Cash Flow Information, continued

the option cancellation payment in connection with the tender offer, or $52.8 million, through the issuance of 1.7 million unregistered shares of the Company’s common stock. See Notes 2 and 9.

Note 13. Financial Highlights

	At and for the Years
	Ended December 31,
	2009	2008	2007

Per Common Share Data
Net asset value, beginning of year	$9.62	$17.54	$19.12

Net investment income(1)	0.31	1.22	0.91
Net realized gains (losses)(1)(2)	(2.02)	(0.75)	1.74

Net investment income plus net realized gains (losses)(1)	(1.71)	0.47	2.65
Net change in unrealized appreciation or depreciation(1)(2)	(0.98)	(6.49)	(1.66)
Gain on repurchase of debt(1)	0.47	0.01	—
Loss on extinguishment of debt(1)	(0.69)	—	—

Net increase (decrease) in net assets resulting from operations(1)	(2.91)	(6.01)	0.99

Decrease in net assets from shareholder distributions	—	(2.60)	(2.64)
Net increase (decrease) in net assets from capital share transactions(1)(3)	(0.05)	0.69	0.41
Decrease in net assets from cash portion of the option cancellation payment(1)(4)	—	—	(0.34)

Net asset value, end of year	$6.66	$9.62	$17.54

Market value, end of year	$3.61	$2.69	$21.50
Total return(5)	34.2%	(82.5)%	(27.6)%
Ratios and Supplemental Data ($ and shares in millions, except per share amounts)
Ending net assets	$1,198.2	$1,718.4	$2,771.8
Common shares outstanding at end of year	179.9	178.7	158.0
Diluted weighted average common shares outstanding	179.0	173.0	154.7
Employee, employee stock option and administrative expenses/average net assets	6.12%	5.47%	6.10%
Total operating expenses/average net assets	18.86%	11.39%	10.70%
Income tax expense including excise tax/average net assets	0.41%	0.10%	0.47%
Net investment income/average net assets	4.07%	8.43%	4.91%
Net increase (decrease) in net assets resulting from operations/average net assets	(38.18)%	(41.34)%	5.34%
Portfolio turnover rate	4.80%	24.00%	26.84%
Average debt outstanding	$1,753.7	$2,091.6	$1,924.2
Average debt per share(1)	$9.80	$12.09	$12.44

(1)	Based on diluted weighted average number of common shares outstanding for the year.

(2)	Net realized gains (losses) and net change in unrealized appreciation or depreciation can fluctuate significantly from year to year.

(3)	Excludes capital share transactions related to the cash portion of the option cancellation payment.

(4)	See Notes 2 and 9 to the consolidated financial statements above for further discussion.

(5)	Total return assumes the reinvestment of all dividends paid for the years presented.

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Selected Quarterly Data (Unaudited)

	2009
	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Total interest and related portfolio income	$95.2	$84.6	$72.4	$66.4
Net investment income	$27.5	$18.2	$9.6	$0.2
Net increase (decrease) in net assets resulting from operations	$(347.7)	$(29.1)	$(140.7)	$(4.1)
Basic earnings (loss) per common share	$(1.95)	$(0.16)	$(0.79)	$(0.02)
Diluted earnings (loss) per common share	$(1.95)	$(0.16)	$(0.79)	$(0.02)

	2008
($ in millions, except per share amounts)	Qtr. 1	Qtr. 2	Qtr. 3	Qtr. 4

Total interest and related portfolio income	$144.9	$134.6	$120.7	$100.9
Net investment income	$69.5	$63.9	$45.6	$33.0
Net increase (decrease) in net assets resulting from operations	$(40.7)	$(102.2)	$(318.3)	$(578.8)
Basic earnings (loss) per common share	$(0.25)	$(0.59)	$(1.78)	$(3.24)
Diluted earnings (loss) per common share	$(0.25)	$(0.59)	$(1.78)	$(3.24)

Note 15. Litigation

On June 23, 2004, the Company was notified by the SEC that the SEC was conducting an informal investigation of the Company. The investigation related to the valuation of securities in the Company’s private finance portfolio and other matters. On June 20, 2007, the Company announced that it entered into a settlement with the SEC that resolved the SEC’s informal investigation. As part of the settlement and without admitting or denying the SEC’s allegations, the Company agreed to the entry of an administrative order. In the order the SEC alleged that, between June 30, 2001, and March 31, 2003, the Company did not maintain books, records and accounts which, in reasonable detail, supported or accurately and fairly reflected valuations of certain securities in the Company’s private finance portfolio and, as a result, did not meet certain recordkeeping and internal controls provisions of the federal securities laws. In the administrative order, the SEC ordered the Company to continue to maintain certain of its current valuation-related controls. Specifically, during and following the two-year period of the order, the Company has: (1) continued to employ a Chief Valuation Officer, or a similarly structured officer-level employee, to oversee its quarterly valuation processes; and (2) continued to employ third-party valuation consultants to assist in its quarterly valuation processes.

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

On February 26, 2007, Dana Ross filed a class action complaint in the U.S. District Court for the District of Columbia in which she alleges that Allied Capital Corporation and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Thereafter, the court appointed new lead counsel and approved new lead plaintiffs. On July 30, 2007, plaintiffs served an amended complaint. Plaintiffs claim that, between November 7, 2005, and January 22, 2007, Allied Capital either failed to disclose or misrepresented information about its portfolio company, Business Loan Express, LLC. Plaintiffs sought unspecified compensatory and other damages, as well as other relief. On September 13, 2007, the Company filed a motion to dismiss the lawsuit. On November 4, 2009, the motion to dismiss was granted.

A number of lawsuits have been filed against the Company, its Board of Directors and Ares Capital Corporation. These include: (1) In re Allied Capital Corporation Shareholder Litigation, Case No. 322639-V (Circuit Court for Montgomery County, Maryland); (2) Sandler v. Walton, et al., Case No. 2009 CA 008123 B (Superior Court for the District of Columbia); (3) Wienecki v. Allied Capital Corporation, et al., Case No. 2009 CA 008541 B (Superior Court for the District of Columbia); and (4) Ryan v. Walton, et al., Case No. 1:10-CV-00145-RMC (United States District Court for the District of Columbia). The suits were filed after the announcement of the merger with Ares Capital on October 26, 2009 either as putative stockholder class actions, shareholder derivative actions or both. All of the actions assert similar claims alleging that the Company’s Board of Directors failed to discharge adequately its fiduciary duties to shareholders by failing to adequately value the Company’s shares and ensure that the Company’s shareholders received adequate consideration in a proposed sale of Allied Capital to Ares Capital Corporation, that the proposed merger between the Company and Ares Capital is the product of a flawed sales process, that the Company’s directors and officers breached their fiduciary duties by agreeing to a structure that was not designed to maximize the value of Allied’s shares, and that Ares Capital aided and abetted the alleged breach of fiduciary duty. The plaintiffs demand, among other things, a preliminary and permanent injunction enjoining the sale and rescinding the transaction or any part thereof that has been implemented. The Company believes that each of the lawsuits is without merit.

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

(a) Evaluation of Disclosure Controls and Procedures.  As of the end of the year covered by this annual report on Form 10-K, our Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective to allow timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

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

Structure of Board of Directors

Our board of directors is classified into three approximately equal classes serving three-year terms, with the term of office of only one of the three classes expiring each year. Directors serve until their successors are elected and qualified.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” of Allied Capital as defined in the Investment Company Act. Information regarding our board of directors at February 22, 2010, is as follows:

			Director	Expiration
Name	Age	Position	Since(1)	of Term

Interested Directors
William L. Walton	60	Chairman of the Board	1986	2010
John M. Scheurer	57	Chief Executive Officer and President	2009	2012
Joan M. Sweeney	50	Managing Director and Senior Advisor to the Chief Executive Officer	2004	2010
Robert E. Long	78	Director	1972	2010
Independent Directors
Ann Torre Bates	51	Director	2003	2012
Brooks H. Browne	60	Director	1990	2010
John D. Firestone	66	Director	1993	2011
Anthony T. Garcia	53	Director	1991	2011
Lawrence I. Hebert	63	Director	1989	2011
Edward J. Mathias	68	Director	2008	2012
Alex J. Pollock	67	Director	2003	2012
Marc F. Racicot	61	Director	2005	2011
Laura W. van Roijen	57	Director	1992	2011

(1)	Includes service as a director of any of the predecessor companies of Allied Capital.

Each director has the same address as Allied Capital: 1919 Pennsylvania Avenue, N.W., Washington, D.C. 20006.

Executive Officers

Information regarding our executive officers at February 22, 2010, is as follows:

Name	Age	Position

William L. Walton	60	Chairman of the Board
John M. Scheurer	57	Chief Executive Officer and President
Scott S. Binder	55	Managing Director and Head of Special Assets
Miriam G. Krieger	33	Executive Vice President, Chief Compliance Officer and Corporate Secretary
Norma R. Kuntz	33	Executive Vice President and Chief Valuation Officer
R. Dale Lynch	43	Executive Vice President and Director of Capital Markets
Diane E. Murphy	56	Executive Vice President and Director of Human Resources
Penni F. Roll	44	Chief Financial Officer
Daniel L. Russell	45	Managing Director and Head of Private Finance
Joan M. Sweeney	50	Managing Director and Senior Advisor to the Chief Executive Officer
John C. Wellons	38	Executive Vice President and Chief Accounting Officer

Each executive officer has the same address as Allied Capital: 1919 Pennsylvania Avenue, N.W., Washington, D.C. 20006.

Biographical Information

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” of Allied Capital as defined in the Investment Company Act.

Interested Directors

William L. Walton is the Chairman of the Board and an executive officer of Allied Capital. From 1997 until March 2009, Mr. Walton served as our Chairman, President and Chief Executive Officer. Mr. Walton’s previous experience includes serving as a Managing Director of Butler Capital Corporation, as personal investment advisor to William S. Paley, founder of CBS, and as Senior Vice President in Lehman Brothers Kuhn Loeb’s Merger and Acquisition Group. He also founded two education service companies — Language Odyssey and Success Lab. Mr. Walton currently serves on the boards of directors of the American Enterprise Institute, the U.S. Chamber of Commerce and the Financial Services Roundtable. He is also a member of the Trustees’ Council of the National Gallery of Art.

John M. Scheurer is our Chief Executive Officer and President and has been employed by us since 1991. During his tenure with Allied Capital, Mr. Scheurer has held several leadership positions, most recently as a Managing Director and Head of Commercial Real Estate Finance. Mr. Scheurer also served as President of Allied Capital Commercial Corporation, a predecessor to Allied Capital, from 1993 until 1997.

Joan M. Sweeney is a Managing Director and the Senior Advisor to the Chief Executive Officer. Until May 2009, she served as our Chief Operating Officer and has been employed by Allied Capital since 1993. Prior to joining Allied Capital, Ms. Sweeney was employed by Ernst & Young, Coopers & Lybrand and the Division of Enforcement of the SEC.

Robert E. Long has been the Chief Executive Officer and a director of GLB Group, Inc., an investment management firm, since 1997 and President of Ariba GLB Asset Management, Inc., the parent company of GLB Group, Inc., since 2005. He has been the Chairman of Emerald City Radio Partners, LLC since 1997. Mr. Long was the President of Business News Network, Inc. from 1995 to 1995 and a director and the President of Potomac Asset Management, Inc. from 1983 to 1991. Mr. Long is a director of AmBase Corporation, CSC Scientific, Inc. and Advanced Solutions International, Inc.

Independent Directors

Ann Torre Bates has been a strategic and financial consultant since 1997. From 1995 to 1997, Ms. Bates served as Executive Vice President, CFO and Treasurer of NHP, Inc., a national real estate services firm. From 1991 to 1995, Ms. Bates was Vice President and Treasurer of US Airways. She currently serves on the boards of Franklin Mutual Series Funds, the Franklin Mutual Recovery Fund, the Franklin Templeton Funds and SLM Corporation (Sallie Mae).

Brooks H. Browne has been a private investor since 2002. Mr. Browne was the President of Environmental Enterprises Assistance Fund from 1993 to 2002 and served as a director from 1991 to 2005. He currently serves as Chairman of the Board for Winrock International, a non-profit organization.

John D. Firestone has been a Partner of Secor Group, a venture capital firm, since 1978. Mr. Firestone has also served as a director of Security Storage Company of Washington, DC, since 1978. He is currently a director of Cuisine Solutions, Inc. and several non-profit organizations.

Anthony T. Garcia has been a faculty member at a private school since March 2008. Previously, Mr. Garcia was a private investor from March 2007 and Vice President of Finance of Kirusa, a developer of mobile services, from January to March 2007. Mr. Garcia was a private investor from 2003 through 2006. Mr. Garcia was Vice President of Finance of Formity Systems, Inc., a developer of software products for business management of data networks, from 2002 through 2003. Mr. Garcia was a private investor from 2000 to 2001, the General Manager of Breen Capital Group, an investor in tax liens, from 1997 to 2000 and a Senior Vice President of Lehman Brothers Inc. from 1985 to 1996.

Lawrence I. Hebert is Chairman of Dominion Advisory Group, LLC and served as Senior Advisor at PNC Bank from 2005 to 2007. He served as a director and President and Chief Executive Officer of Riggs Bank N.A., a subsidiary of Riggs National Corporation, from 2001 to 2005. Mr. Hebert also served as Chief Executive Officer of Riggs National Corporation during 2005 and served as a director of Riggs National Corporation from 1988 to 2005. Mr. Hebert served as a director of Riggs Investment Advisors and Riggs Bank Europe Limited (both indirect subsidiaries of Riggs National Corporation). Mr. Hebert previously served as Vice Chairman from 1983 to 1998, President from 1984 to 1998 and Chairman and Chief Executive Officer from 1998 to 2001 of Allbritton Communications Company.

Edward J. Mathias has served as a Managing Director of The Carlyle Group, a global private equity firm, since 1994. From 1971 to 1993, Mr. Mathias served as Managing Director and Board Member of T. Rowe Price Associates, Inc., an investment management firm. Mr. Mathias presently serves as a Trustee of the University of Pennsylvania and as a member of the Penn Investment Board that oversees the University’s endowment. He serves on the Howard Hughes Medical Institute’s Investment Advisory Committee. Mr. Mathias is also a director of NexCen Brands, Inc., and Cullen Agricultural Holding Corp.

Alex J. Pollock has been a Resident Fellow at the American Enterprise Institute since 2004. He was President and Chief Executive Officer of the Federal Home Loan Bank of Chicago from 1991 to 2004. He currently serves as a director of the CME Group, Great Lakes Higher Education Corporation, the Great Books Foundation and the International Union for Housing Finance.

Marc F. Racicot is an attorney and served as President and Chief Executive Officer of the American Insurance Association from August 2005 until February 2009. Prior to that, he was an attorney at the law firm of Bracewell & Giuliani, LLP from 2001 to 2005. He is a former Governor (1993 to 2001) and Attorney General (1989 to 1993) of the State of Montana. Mr. Racicot was appointed by President Bush to serve as the Chairman of the Republican National Committee from 2002 to 2003 and he served as Chairman of the Bush/Cheney Re-election Committee from 2003 to 2004. He presently serves on the Board of Directors for Avista Corporation, Burlington Northern Santa Fe Corporation, Massachusetts Mutual Life Insurance Company and the Board of Visitors for the University of Montana School of Law.

Laura W. van Roijen has been a private investor since 1992. Ms. van Roijen was a Vice President at Citicorp from 1980 to 1990.

Executive Officers Who Are Not Directors

Scott S. Binder, Managing Director and Head of Special Assets, has been employed by Allied Capital since 1997. He served as Chief Valuation Officer from 2003 to 2008. He served as a consultant to Allied Capital from 1991 until 1997. Prior to joining Allied Capital, Mr. Binder formed and was President of Overland Communications Group. He also served as a board member and financial consultant for a public affairs and lobbying firm in Washington, DC. Mr. Binder founded Lonestar Cablevision in 1986, serving as President until 1991. In the early 1980’s, Mr. Binder worked for two firms specializing in leveraged lease transactions. From 1976 to 1981, he was employed by Coopers & Lybrand.

Miriam G. Krieger, Executive Vice President, Chief Compliance Officer and Corporate Secretary, has been employed by Allied Capital since March 2008. Prior to joining Allied Capital, Ms. Krieger served as Senior Vice President and Chief Compliance Officer at MCG Capital Corporation from 2006 to

2008 and Vice President and Assistant General Counsel from 2004 to 2006. From 2001 to 2004, she was an associate in the Financial Services Group of the law firm of Sutherland Asbill & Brennan LLP.

Norma R. Kuntz, Executive Vice President and Chief Valuation Officer, has been employed by Allied Capital since 2002 in various financial reporting and valuation functions, most recently as Senior Vice President.

R. Dale Lynch, Executive Vice President and Director of Capital Markets, has been employed by Allied Capital since 2004. Prior to joining Allied Capital, Mr. Lynch was with Lehman Brothers Inc. in the Debt Capital Markets and Equity Research groups from 1997-2004. Prior to joining Lehman Brothers, Mr. Lynch held various investment banking and business development roles at Merrill Lynch and Deutsche Bank.

Diane E. Murphy, Executive Vice President and Director of Human Resources, has been employed by Allied Capital since 2000. Prior to joining Allied Capital, Ms. Murphy was employed by Allfirst Financial from 1982 to 1999 and served in several capacities, including head of the retail banking group in the Greater Washington Metro Region from 1994 to 1996, and served as the senior human resources executive from 1996 to 1999.

Penni F. Roll, Chief Financial Officer, has been employed by Allied Capital since 1995. Ms. Roll is responsible for Allied Capital’s financial operations. Prior to joining Allied Capital, Ms. Roll was employed by KPMG LLP in the firm’s audit practice.

Daniel L. Russell, Managing Director, has been employed by Allied Capital since 1998. Prior to joining Allied Capital, Mr. Russell was employed by KPMG LLP in the firm’s financial services group.

John C. Wellons, Executive Vice President and Chief Accounting Officer, has been employed by Allied Capital since April 2008. Prior to joining Allied Capital, Mr. Wellons was employed by MCG Capital Corporation, where he served as the Chief Accounting Officer from 2004 to April 2008, the Director of Financial Accounting from 2002 to 2004 and in other accounting roles from 2000 to 2002. Prior to this, Mr. Wellons was employed in the audit practice at Ernst & Young from 1996 to 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers, and any persons holding 10% or more of our common stock, are required to report their beneficial ownership and any changes therein to the Commission and to us. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based on our review of Forms 3, 4, and 5 filed by such persons, we believe that during and for 2009 all Section 16(a) filing requirements applicable to such persons were met in a timely manner, other than has previously been disclosed.

Committees of Allied Capital’s Board of Directors

Our Board of Directors has established an Executive Committee, an Audit Committee, a Compensation Committee, a Corporate Governance/Nominating Committee and a Board Investment Review Committee. From time to time, our Board may establish special purpose committees to address particular matters on behalf of the Board. The Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee each operate pursuant to a committee charter. The charter of each Committee is available on our web site at www.alliedcapital.com in the Investor Resources section and is also available in print to any stockholder or other interested party who requests a copy. During 2009, our Board of Directors held 36 board meetings and 38 committee meetings.

The following table indicates the current members of the committees of our Board of Directors. All of the directors are independent directors, except for Messrs. Walton, Scheurer and Long and Ms. Sweeney, who are “interested persons” as defined in Section 2(a)(19) of the Investment Company Act.

		Board			Corporate
		Investment			Governance/
	Executive	Review	Audit	Compensation	Nominating
	Committee	Committee	Committee	Committee	Committee

William L. Walton	Chair	Chair(1)
John M. Scheurer	Member	Member(1)
Ann Torre Bates		Member	Chair
Brooks H. Browne	Member	Member	Member	Member
John D. Firestone		Member		Member	Member
Anthony T. Garcia		Member	Member	Chair
Lawrence I. Hebert	Member	Member(1)		Member	Chair
Robert E. Long	Member	Member(1)
Edward J. Mathias	Member	Member		Member	Member
Alex J. Pollock	Member	Member(1)			Member
Marc F. Racicot	Member	Member		Member	Member
Joan M. Sweeney		Member
Laura W. van Roijen		Member	Member

(1)	Permanent member for 2010.

The Executive Committee

The Executive Committee has and may exercise those rights, powers and authority that our Board of Directors from time to time grants to it, except where action by the Board is required by statute, an order of the SEC or our charter or bylaws. The Executive Committee met two times during 2009.

The Board Investment Review Committee

The Board Investment Review Committee reviews and approves certain types of investments made by us. The Board Investment Review Committee is composed of five permanent members, who have been appointed to serve for the year, and three additional members, each of whom serves during at least one quarter during the year on a rotating schedule. The Board Investment Review Committee met seven times during 2009.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board of Directors and meets the requirements of Section 3(a)(58)(A) of the Exchange Act. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist our Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of our financial statements, the adequacy of our system of internal controls, the review of the independence, qualifications and performance of our independent registered public accounting firm and the performance of our internal audit function. The Audit Committee met 13 times during 2009. None of the members of the Audit Committee is an “interested person” of Allied Capital as defined in Section 2(a)(19) of the 1940 Act, pursuant to the requirements of the rules promulgated by the NYSE. In addition, our board of directors has determined that Ms. Bates and

Messrs. Browne and Garcia are “audit committee financial experts” as defined under Item 407(d)(5) of Regulation S-K of the Exchange Act as each meets the requirements of Rule 10A-3 of the Exchange Act.

The Compensation Committee

The Compensation Committee approves the compensation of our executive officers and reviews the amount of salary and bonus for each of our other officers and employees. In addition, the compensation committee approves stock option grants for our officers under our Amended Stock Option Plan and determines other compensation arrangements for employees. None of the members of the Compensation Committee is an “interested person” of Allied Capital as defined in Section 2(a)(19) of the 1940 Act, pursuant to the requirements of the rules promulgated by the NYSE. The compensation committee met ten times during 2009.

The Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee recommends candidates for election as directors to our Board of Directors and makes recommendations to the Board as to our corporate governance policies. None of the members of the Corporate Governance/Nominating Committee is an “interested person” of Allied Capital as defined in Section 2(a)(19) of the 1940 Act, pursuant to the requirements of the rules promulgated by the NYSE. The Corporate Governance/Nominating Committee met six times during 2009.

The Corporate Governance/Nominating Committee will consider qualified director nominees recommended by stockholders when such recommendations are submitted to the care of the Corporate Secretary in accordance with our bylaws, Corporate Governance Policy and any other applicable law, rule or regulation regarding director nominations. When submitting a nomination to us for consideration, a stockholder must provide certain information that would be required under applicable SEC rules, including the following minimum information for each director nominee: full name, age and address; principal occupation during the past five years; current directorships on publicly held companies and investment companies; number of shares of our common stock owned, if any; and, a written consent of the individual to stand for election if nominated by our Board of Directors and to serve if elected by the stockholders.

In evaluating director nominees, the Corporate Governance/Nominating Committee considers the following factors:

•	the appropriate size and composition of our Board of Directors;

•	whether or not the person is an “interested person” of Allied Capital as defined in Section 2(a)(19) of the 1940 Act;

•	our needs with respect to the particular talents and experience of our directors;

•	the knowledge, skills, and experience of nominees in light of prevailing business conditions and the knowledge, skills, and experience already possessed by other members of the Board;

•	familiarity with national and international business matters;

•	experience with accounting rules and practices;

•	the capacity and desire to represent the balanced, best interests of the stockholders as a whole and not a special interest group or constituency;

•	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members; and

•	all applicable laws, rules, regulations, and listing standards.

The Corporate Governance/Nominating Committee’s goal is to assemble a Board of Directors that brings a variety of perspectives and skills derived from high quality business and professional experience.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Corporate Governance/Nominating Committee may also consider such other factors as it may deem to be in the best interests of Allied Capital and its stockholders. The Corporate Governance/Nominating Committee also believes it appropriate for certain key members of the Company’s management to participate as members of the Board.

The Corporate Governance/Nominating Committee identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. The Corporate Governance/Nominating Committee considers the age limit guideline included in our Corporate Governance Policy, which suggests that a director should not stand for re-nomination after age 72, but that the Board may, in its discretion, ask a director to stand for re-nomination if the Board believes that such director will continue to make significant contributions to the work of the Board.

Code of Ethics

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

Our common stock is listed on the New York Stock Exchange (NYSE) as its primary listing. The NYSE requires the Chief Executive Officer of each listed company to certify to the NYSE annually, after the company’s annual meeting of stockholders, that the company is in compliance with the NYSE’s corporate governance listing standards. In accordance with the NYSE’s procedures, shortly after the 2009 annual meeting of stockholders, John M. Scheurer, our Chief Executive Officer, certified to the NYSE that he was unaware of any violation of the NYSE’s corporate governance listing standards.

Item 11.	Executive Compensation.

Compensation of Directors and Executive Officers

Under SEC rules applicable to BDCs, we are required to set forth certain information regarding the compensation of certain executive officers and directors. The following tables set forth compensation earned during the year ended December 31, 2009 by all of our directors, our principal executive officer, our principal financial officer and each of our four highest paid executive officers, collectively, the

“named executive officers” or “NEOs,” in each capacity in which each NEO served. Certain of the NEOs served as both officers and directors.

Director Compensation

The following table sets forth compensation that we paid during the year ended December 31, 2009 to our directors. Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

					Change in
					Pension
					Value and
	Fees				Non-Qualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in Cash	Awards	Awards(1)	Compensation	Earnings(3)	Compensation	Total

Interested Directors
William L. Walton(2)	$—	n/a	$—	n/a	n/a	$—	$—
John M. Scheurer(2)	$—	n/a	$—	n/a	n/a	$—	$—
Joan M. Sweeney(2)	$—	n/a	$—	n/a	n/a	$—	$—
Robert E. Long	$190,000	n/a	$6,299	n/a	n/a	$—	$196,299
Independent Directors
Ann Torre Bates	$215,000	n/a	$6,299	n/a	n/a	$—	$221,299
Brooks H. Browne	$190,000	n/a	$6,299	n/a	n/a	$—	$196,299
John D. Firestone	$190,000	n/a	$6,299	n/a	n/a	$—	$196,299
Anthony T. Garcia	$195,000	n/a	$6,299	n/a	n/a	$—	$201,299
Edwin L. Harper(4)	$95,000	n/a	$—	n/a	n/a	$—	$95,000
Lawrence I. Hebert	$195,000	n/a	$6,299	n/a	n/a	$—	$201,299
John I. Leahy(4)	$95,000	n/a	$—	n/a	n/a	$—	$95,000
Edward J. Mathias	$190,000	n/a	$12,598	n/a	n/a	$—	$202,598
Alex J. Pollock	$190,000	n/a	$6,299	n/a	n/a	$—	$196,299
Marc F. Racicot	$190,000	n/a	$6,299	n/a	n/a	$—	$196,299
Guy T. Steuart II(4)	$95,000	n/a	$—	n/a	n/a	$—	$95,000
Laura W. van Roijen	$190,000	n/a	$6,299	n/a	n/a	$—	$196,299

(1)	Reflects the annual grant of 5,000 options or 10,000 options for Mr. Mathias upon his initial election to the Board of Directors. Options granted vested immediately. The fair value of the options was estimated on the grant date for financial reporting purposes using the Black-Scholes option pricing model and pursuant to the requirements of ASC 718 (previously Statement of Financial Accounting Standards No. 123, Share-Based Payment (Revised)), or “SFAS 123R.” See Note 2 to our consolidated financial statements for the year ended December 31, 2009 included in Item 8 for the assumptions used in determining SFAS 123R values.

(2)	Messrs. Walton and Scheurer and Ms. Sweeney did not receive any compensation for serving on our Board of Directors. See “Summary Compensation Table” below.

(3)	There were no above market or preferential earnings on non-qualified deferred compensation plans. See “Non-Qualified Deferred Compensation” below.

(4)	Messrs. Harper, Leahy and Steuart retired at the end of their terms, which expired at the conclusion of the 2009 Annual Meeting of Stockholders, which was held on May 13, 2009.

Each of our non-officer directors receives an annual retainer of $100,000. In addition, each member of each committee receives an annual retainer of $45,000 to attend the meetings of the committee, with a maximum of $90,000 to be paid to any one director for committee retainers. The chair of the Compensation Committee and the chair of the Corporate Governance/Nominating Committee each receives an annual retainer of $5,000 and the chair of the Audit Committee receives an annual retainer of $25,000. In addition, members who serve on special purpose committees receive $3,000 per meeting. We also reimburse directors for expenses related to meeting attendance. Directors who are employees receive no additional compensation for serving on our Board of Directors or its committees.

Non-officer directors are eligible for stock option awards under our Amended Stock Option Plan pursuant to an exemptive order from the SEC, which was granted in September 1999. The terms of the order provided for a one-time grant of 10,000 options to each non-officer director on the date that the order was issued or on the date that any new director is elected by stockholders to our Board of Directors. Thereafter, each non-officer director will receive 5,000 options each year on the date of the annual meeting of stockholders at the fair market value on the date of grant. See “— Stock Option Plan” below. The options granted to our non-officer directors vest immediately.

Executive Compensation

Compensation Discussion and Analysis

Overview of the Compensation Program

Current Market Environment and Merger with Ares Capital.  During 2008, the United States and global economies experienced a severe economic recession. A series of unexpected and unprecedented events occurred in rapid succession in the financial services industry that caused uncertainty and stress in the financial markets. These events included the acquisition of Bear Stearns by JPMorgan Chase & Co., the conservatorship of Fannie Mae and Freddie Mac, the bankruptcy of Lehman Brothers Holdings, the acquisition of Merrill Lynch by Bank of America and growing concerns about the viability of AIG, which later culminated in a transaction in which the Federal Reserve acquired most of AIG’s equity. Major financial indices declined precipitously, worldwide credit availability became scarce and financial institutions generally became capital and liquidity constrained and struggled to restructure their businesses.

During this period, we experienced a lack of access to the equity capital markets. Beginning in June 2008, our common stock began trading at a price below our net asset value per share. As a result, we have not been able to access the equity capital markets since June 2008. Beginning in the second half of 2008, we experienced a significant reduction in our net worth primarily resulting from net unrealized depreciation on our portfolio, which reflected then existing market conditions and performance of certain portfolio companies. At the time, like many other financial firms, our business focus changed from growing our portfolio to harvesting capital from our portfolio to repay our indebtedness and de-lever our balance sheet. As a result, our investing activities were sharply reduced.

In early 2009, we determined that our asset coverage ratio as of December 31, 2008 would be less than the 200% required under our Facility and our Notes. This, in turn, triggered events of default under these instruments. The existence of events of default under our Facility and our Notes restricted us from borrowing or obtaining letters of credit under our Bank Facility and from making dividends or other distributions to its stockholders. In addition, pursuant to the 1940 Act, we were not permitted to issue indebtedness unless immediately after such issuance we had asset coverage of all outstanding indebtedness of at least 200%. Our asset coverage ratio has been below 200% since December 31, 2008.

In early 2009, we re-opened discussions with our Facility lenders and Noteholders to seek relief under certain terms of both our Facility and our Notes. We also engaged a financial advisor in connection with the restructuring of our debt. As we continued to pursue a comprehensive restructuring of our Notes and Facility, we focused on reducing costs and streamlining our organization; building liquidity through selected asset sales; retaining capital by limiting new investment activity and suspending dividend payments; and working with portfolio companies to help them position for growth when the economy recovered.

During this period, we explored strategic alternatives, including continuing our existing business on a stand-alone basis with our existing structure, converting to an operating company, agreeing to a large investment by a strategic investor or entering into a business combination with a financial services firm. On October 26, 2009, we announced a strategic business combination with Ares Capital in which Merger Sub would merge with and into us and, immediately thereafter, we would merge with and into Ares Capital.

Compensation Philosophy.  Our compensation and benefits programs have been designed with the goal of providing compensation that is fair, reasonable, competitive and appropriate for market conditions. The intention is to help align the compensation paid to our executive officers with the achievement of certain corporate and executive performance objectives that have been established to achieve our objectives.

During the second half of 2008, we consolidated our investment execution activities to our Washington, D.C. headquarters and our office in New York in an effort to improve operating efficiencies and reduced headcount by approximately 50 employees. During the third quarter of 2009, we further reduced headcount by approximately 22 employees. For the nine months ended September 30, 2009, employee expense was $32.9 million, including severance expense related to headcount reduction, as compared to $57.4 million for the nine months ended September 30, 2008. We believe that the steps we have taken to reduce employee expense are appropriate in the current market environment. We also believe, however, that it is important to retain key officers through the closing date of the merger with Ares Capital. As discussed more fully below, our compensation for 2009 was determined with a focus on balancing reductions in employee expense with the importance of retaining employees.

The philosophy of our compensation programs has been based on the following guiding factors:

•	Achievement of Corporate and Individual Performance Objectives — We believe that the best way to accomplish alignment of compensation with the interests of our stockholders is to link pay to individual performance and individual contributions to the returns generated for stockholders. Compensation is determined on a discretionary basis and is dependent on the achievement of certain corporate and individual performance objectives that have been established to achieve our long-term objectives. When individual performance exceeds expectations and performance goals established during the year, pay levels for the individual are expected to be above competitive market levels. When individual performance falls below expectations, pay levels are expected to be below competitive levels.

•	Competitiveness and Market Alignment — Our compensation and benefits programs are designed to be competitive with those provided by companies with whom we compete for talent and to be sufficient to attract the best talent from among top performers in our industry. Benefit programs are designed to provide competitive levels of protection and financial security and are not based on performance. As part of its annual review process, the Compensation Committee reviews the competitiveness of Allied Capital’s current compensation levels of its key employees and executives with a third-party compensation consultant against the competitive market and relative to overall corporate performance, including market conditions, during the year. The Compensation Committee also reviews tally sheets annually, which illustrate all components of compensation for the NEOs who have employment agreements with us.

•	Alignment with Requirements of the 1940 Act — Our compensation program must align with the requirements of the 1940 Act, which imposes certain limitations on the structure of a BDC’s compensation program. For example, the 1940 Act prohibits a BDC from maintaining a stock option plan and a profit sharing arrangement simultaneously. As a result, if a BDC has a stock option plan, it is prohibited from using a carried interest formula, a common form of compensation in the private equity industry, as a form of compensation. Because of these and other similar limitations imposed by the 1940 Act, the Compensation Committee is limited as to the type of compensation arrangements that can be utilized in order to attract, retain and motivate employees.

Components of Total Compensation.  The Compensation Committee determined that the compensation packages for 2009 for the NEOs, who are identified in the “Summary Compensation Table” below, should generally consist of an annual base salary, annual discretionary cash bonus and stock options, priced at current market value.

Base Salary.  Base salary is designed to attract and retain experienced executives who can drive the achievement of our goals and objectives. While an executive’s initial base salary is determined by an assessment of competitive market levels, the factors used in determining changes to base salary include individual performance, changes in role and/or responsibility and changes in the competitive market environment.

We have entered into employment agreements with William L. Walton, our Chairman of the Board of Directors, John M. Scheurer, our Chief Executive Officer and President, and Penni F. Roll, our Chief Financial Officer. In addition, we have entered into a retention agreement with Joan M. Sweeney, a Managing Director and Senior Advisor to the Chief Executive Officer. These agreements provide for the base salary of each of these executives. See “— Employment Agreements” below for information regarding the material terms of these agreements.

Annual Cash Bonus.  The annual cash bonus is designed to reward those executives that have achieved certain corporate and individual performance objectives and have contributed to the achievement of certain of our long-term objectives and to retain key personnel. The amount of the annual cash bonus is determined by the Compensation Committee on a discretionary basis. For 2009, we accrued $7.5 million in bonuses and $0.3 million in performance awards as compared to $1.0 million in bonuses and $11.2 million in performance awards accrued in 2008. In order to retain key personnel through the closing date of the merger with Ares Capital, we will pay the 2009 bonuses as retention bonuses on the earlier of April 15, 2010 or the closing date of the merger with Ares Capital. An employee must be employed on the payment date in order to receive the retention bonus. Messrs. Walton, Scheurer and Russell and Ms. Roll will receive no performance or retention bonus for 2009. Ms. Sweeney will receive no performance or retention bonus for 2009; however, she is entitled to receive certain bonuses as provided for in her retention agreement. In addition, none of these executives received a bonus or performance award for 2008.

Stock Options.  Our principal objective in awarding stock options to our officers and directors is to align each optionee’s interests with our success and the financial interests of its stockholders by linking a portion of such optionee’s compensation with the performance of our stock and the value delivered to stockholders. In the case of its officers, the Compensation Committee evaluates a number of criteria, including the past service of each such optionee to Allied Capital, the present and potential contributions of such optionee to our performance and such other factors as the Compensation Committee deems relevant in connection with accomplishing the purposes of our Amended Stock Option Plan, including the recipient’s current stock holdings, years of service, position with us and other factors. The Compensation Committee does not apply a formula assigning specific weights to any of these factors when making its determination. The Compensation Committee awards stock options on a subjective basis and such awards depend in each case on the performance of the individual under consideration and, in the case of new hires, their potential performance.

We believe that stock option awards are an important form of compensation, particularly in the current economic environment. Stock option awards provide us with a form of compensation that directly aligns employee interests with stockholder interests. In addition, stock option awards are granted as a form of long-term compensation designed to retain key personnel while also serving as a non-cash form of compensation to enable us to preserve cash. On March 3, 2009, options to purchase 10.6 million shares were granted to 38 officers with an exercise price of $0.73 per share. These options vest ratably on June 30, 2009, June 30, 2010 and June 30, 2011. Many of these options were granted in connection with the retention agreements entered into with several of our key employees as an incentive for those key employees to continue to contribute to our success. On May 13, 2009, options to purchase 0.9 million shares were granted with an exercise price of $2.63 per share. 55,000 of those options were granted to non-employee directors and vested immediately, and the remaining options were granted to employees and vest as follows: 166,667 on June 30, 2009, 333,333 on April 30, 2010, 180,000 on June 30, 2010 and 180,000 on June 30, 2011.

Under the terms of our Amended Stock Option Plan, all outstanding unvested stock options to purchase our common stock will become fully vested and exercisable upon completion of the merger with Ares Capital. As of January 15, 2010, we had 21,908,523 stock options outstanding under our Amended Stock Option Plan, 12,643,557 of which were vested and 9,264,966 of which were unvested. The NEOs and directors as a group held 7,495,004 stock options of which 3,555,000 stock options were “in-the-money” with a weighted average exercise price of $1.0266 per share of our common stock.

Individual Performance Award (IPA) and Individual Performance Bonus (IPB)  The IPA and IPB were part of an incentive compensation program for certain officers in prior years and were generally determined annually at the beginning of each year. We did not establish an IPA or IPB for 2009 or for 2010 as part of our efforts to reduce employee expense. In 2008, IPAs were paid in cash in two equal installments during the year. The IPB was distributed in cash to award recipients throughout the year.

Employment Agreements and Severance Arrangements.  We entered into employment agreements in 2004 with Mr. Walton and Ms. Roll. These agreements were reviewed in 2008 and amended to comply with regulatory changes in the Code and to address other tax related matters. We entered into an employment agreement with John M. Scheurer in May 2009 in connection with his assuming the role of CEO and President. In connection with the separation of the CEO and Chairman roles effective in March 2009, Mr. Walton entered into an amendment to his employment agreement with us. Under that amendment Mr. Walton agreed to serve as a full-time Chairman of the Board with a reduced base salary of $1.1 million. In this capacity, Mr. Walton is our executive officer responsible for the overall strategic direction of Allied Capital. In addition, Mr. Walton waived any claims he may have had under his employment agreement to resign for “good reason” upon no longer serving as our CEO because the change to Mr. Walton’s position had been made at his request. Pursuant to each of these agreements, if the executive’s employment is terminated without “cause” during the term of the agreement, the executive will be entitled to severance pay. See “— Severance and Change of Control Arrangements Under Employment Agreements” below for more detail. As a result of the merger with Ares Capital, each of Messrs. Walton and Scheurer and Ms. Roll will be terminated from Allied Capital without “cause.” As a result, payments will be paid to each executive in connection with the merger. See below for more information regarding the payments and benefits to be paid to Messrs. Walton and Scheurer and Ms. Roll in connection with the merger with Ares Capital.

Retention Agreements.  On March 3, 2009, we entered into retention agreements with certain key officers who do not have employment agreements with us, including Mr. Russell. We entered into these agreements because we believe that it is important to retain our key management team through periods of economic uncertainty. We believe that having retention agreements in place will also help retain key personnel through the closing date of the merger. Pursuant to these agreements, in the event of a termination, other than for “cause” or if the officer terminates his or her employment for “good reason” within 90 days prior to or 18 months following a “change of control” of Allied Capital, the officer will receive a retention award to be paid in a lump sum six months following the officer’s separation from service. The officer would also receive one year of COBRA coverage following the separation from service. In addition, in May 2009, we entered into a retention agreement with Ms. Sweeney as a

Managing Director and Senior Advisor to the CEO that supercedes a prior employment agreement between Ms. Sweeney and us.

See below for more information regarding the payments and benefits to be paid to these key executives in connection with the merger with Ares Capital.

401(k) Plan.  We maintain a 401(k) plan. All employees who are at least 21 years of age have the opportunity to contribute pre-tax or after-tax salary deferrals to the 401(k) Plan, up to $16,500 annually for the 2010 plan year, and to direct the investment of these contributions. Plan participants who are age 50 or older during the 2010 plan year are eligible to defer an additional $5,500. The 401(k) Plan includes the Allied Capital Stock Fund, consisting of our common stock and cash, among other investment options. Beginning in December 2008, the Allied Capital Stock Fund is no longer available for future contributions; however, participants may maintain any existing investment in the fund. On February 22, 2010, the 401(k) Plan held less than 1% of our outstanding shares.

For 2009, the 401(k) Plan provided that we will match 100% of the first 4% of deferral contributions made by each participant up to the maximum eligible compensation limit, which was $245,000 for 2009. The 401(k) Plan was amended so that beginning in 2010 it no longer provides a match on deferral contributions.

Insurance.  We make available to all employees health insurance, dental insurance and group life and disability insurance. Prior to the Sarbanes-Oxley Act of 2002, we provided split dollar life insurance arrangements for certain senior officers. We subsequently terminated our obligations to pay future premiums with respect to existing split-dollar life insurance arrangements.

Perquisites.  We provide only limited perquisites such as company-paid parking to certain officers, including its NEOs. Prior to 2009, we utilized corporate aircraft for business use in an effort to improve the efficiency of required business travel. Imputed income determined in accordance with IRS requirements is reflected in an NEO’s aggregate compensation for income tax purposes for any business trip on which a non-employee family member or guest accompanied the NEO. In connection with our efforts to reduce expenses, we significantly reduced the use of our corporate aircraft in 2008 and sold our corporate aircraft in 2009. For compensation disclosure purposes, the value of such travel by non-employee family members or guests is calculated by allocating costs incurred. With respect to travel by non-employee family members or guests, this is computed by allocating direct and indirect expenses, other than depreciation, on a per hour basis. Direct and indirect expenses generally include crew compensation and expenses, fuel, oil, catering expenses, hangar, rent, insurance, landing and similar fees and maintenance costs.

Establishing Compensation Levels

Role of the Compensation Committee.  The Compensation Committee is comprised entirely of independent directors who are also “non-employee directors” as defined in Rule 16b-3 under the Exchange Act and “independent directors” as defined by NYSE rules.

The Compensation Committee operates pursuant to a charter that sets forth the mission of the Compensation Committee and its specific goals and responsibilities. The Compensation Committee’s mission is to evaluate and make recommendations to our Board regarding the compensation of the CEO and our other executive officers and their performance relative to their compensation and to assure that they are compensated effectively in a manner consistent with the compensation philosophy discussed earlier, internal equity considerations, competitive practice and the requirements of applicable law and the appropriate regulatory bodies. In addition, the Compensation Committee evaluates and makes recommendations to our Board regarding the compensation of the directors, including their compensation for service on board committees.

The Compensation Committee’s charter reflects these goals and responsibilities and the compensation committee annually reviews and revises its charter as necessary. To assist in carrying out its responsibilities, the Compensation Committee periodically receives reports and recommendations from management and from a third-party compensation consultant that it selects and retains. The Compensation Committee may also, from time to time, consult with legal, accounting or other advisors all in accordance with the authority granted to the compensation committee in its charter.

Role of Management.  For 2009, the key members of management involved in the compensation process were the Chairman of the Board, the CEO and the Director of Human Resources. Management proposes certain corporate and individual performance objectives for executive management that could be established to achieve our long-term objectives and used to determine total compensation and these proposals are presented to the Compensation Committee for review and approval. As discussed above, retention of key personnel was a focus of management and the Compensation Committee in determining compensation for 2009. Management also participates in the discussion of peer companies to be used to benchmark NEO compensation and recommends the overall funding level for our compensation programs. Management’s recommendations are presented to the Compensation Committee for review and approval.

Role of the Compensation Consultant.  It is the practice of our Compensation Committee annually to retain a third-party compensation consultant to assess the competitiveness of the current and proposed compensation levels of our NEOs in light of competitive market practices. The Compensation Committee has engaged Ernst & Young LLP’s Performance and Reward Practice or its predecessor (the Compensation Consultant) for this purpose for more than five years.

The Compensation Consultant attends Compensation Committee meetings, meets with the Compensation Committee without management present and provides third-party data, advice and expertise on current and proposed executive and director compensation. At the direction of the Compensation Committee, the Compensation Consultant prepares an analysis of compensation matters, including positioning of programs in the competitive market, including peer group review, and the design of plans consistent with the Compensation Committee’s compensation philosophy.

Although Ernst & Young LLP provides consulting and other services to us, the Compensation Committee does not believe this compromises the Compensation Consultant’s ability to provide an independent perspective on executive compensation. During 2009, the Compensation Consultant was paid $71,850 for its services to the Compensation Committee.

Assessment of Market Data, Peer Comparisons and Benchmarking of Compensation.  The Compensation Consultant assists the Compensation Committee with the assessment of the compensation practices of comparable companies. Given our structure as a publicly traded, internally managed BDC coupled with the fact that most of our direct competitors are privately held private equity partnerships, specific compensation information with respect to our direct competitors typically is not publicly available. There are a limited number of published survey sources that have a primary focus on the private equity industry and that provide annualized information on long-term incentive plans in the industry, which typically take the form of carried interest.

As a part of the annual assessment of compensation, the Compensation Committee and the Compensation Consultant typically analyze NEO compensation information relative to a peer group of publicly traded companies, as determined by the Compensation Committee, including internally managed BDCs, deemed similar to us in terms of industry segment, company size and competitive industry and geographic market for executive talent. For 2009, the Compensation Consultant provided information to the Compensation Committee in connection with the determination of base salaries for the Chairman of the Board and the Chief Executive Officer following the separation of those two positions. Because no bonuses were paid to NEOs for 2009, a formal comparison to the peer group was not performed.

We have historically used a peer group of substantially the same publicly traded companies. For 2008, the peer group was composed of the following nine publicly traded companies in the financial services industry:

•	Affiliated Managers Group, Inc.	•	Federated Investors, Inc.
•	AllianceBernstein Holding L.P.	•	Friedman, Billings, Ramsey Group, Inc.
•	American Capital Strategies, Ltd.	•	iStar Financial, Inc.
•	CapitalSource Inc.	•	Legg Mason, Inc.
•	CIT Group Inc.

The Compensation Committee generally benchmarks our compensation for the Chairman, CEO and CFO to the median (50th percentile) through the 75th percentile of competitive market data. However, the Compensation Committee is unable to benchmark the compensation data of individuals from externally managed companies because no individual compensation data is available.

In prior years, the Compensation Committee and the Compensation Consultant also analyzed NEO compensation information relative to published survey data on similarly sized private equity firms and an estimation of aggregate compensation levels paid by externally managed publicly traded BDCs and similar pass-through structures, such as real estate investment trusts.

For 2008 and 2009, the Compensation Committee and the Compensation Consultant did not review these additional sources given the changing dynamics of pay practices in these types of organizations. In addition, because survey data is only available with a one-year lag, there was a concern that the market data reflected in the survey sources would overstate current compensation levels, given the current economic conditions.

While comparisons to compensation levels at our peer group is helpful in assessing the overall competitiveness of its executive compensation program, we believe that our executive compensation program also must be internally consistent and equitable in order for us to achieve our investment objectives and to continue to attract and retain outstanding employees.

The Compensation Committee considers many factors, including each individual’s contribution to Allied Capital that year, to assess internal pay equity. As a result, the compensation of our NEOs may change from year to year.

Review of Tally Sheets.  The Compensation Committee annually reviews tally sheets that illustrate all components of the compensation provided to Allied Capital’s NEOs who have employment agreements with us, including base salary, performance awards, annual cash bonus, IPAs and IPBs, stock option awards, perquisites and benefits. Furthermore, the Compensation Committee annually reviews tally sheets prepared by the Compensation Consultant that illustrate the aggregate amounts that may be paid as the result of certain events of termination under employment agreements, including a “change of control,” for Messrs. Walton and Scheurer and Ms. Roll. The purpose of these tally sheets is to bring together, in one place, all of the elements of actual and potential future compensation for its executives who have employment agreements so that the Compensation Committee may analyze both the individual elements of compensation as well as the aggregate total amount of actual and projected compensation. The Compensation Committee also provides a full report of all compensation program components to our Board of Directors, including the review and discussion of the tally sheets.

In connection with the merger with Ares Capital, the Compensation Committee and the Board of Directors analyzed the amounts that would be paid as a result of the merger. In connection with the negotiations with respect to the merger, it was determined that amounts to be paid by us to certain employees, including its NEOs, under the terms of the employment and retention agreements, would not exceed $30.3 million in the aggregate. As a result, certain executive officers, including our NEOs, agreed to reduce the amount of the payments that otherwise might have been payable to them under the terms of the employment and retention agreements by an aggregate of $4,591,139, of which $3,172,000 has been waived by Mr. Walton. In addition, for Messrs. Walton and Scheurer and Ms. Roll, the amount of bonus compensation paid to each executive is a component of the amount to be paid in connection with the merger. Because none of Messrs. Walton and Scheurer or Ms. Roll received bonus compensation for 2008 and voluntarily suggested they forego any bonus for 2009, the amounts to be paid to each executive in connection with the merger are lower than they would have been had the executive received bonus compensation in either year.

In addition, it is expected that certain officers with retention agreements will be employed by Ares Capital or one of its affiliates following the completion of the merger. As a result, payments may not be made immediately or at all under certain retention agreements. If payments were made under all outstanding retention agreements, the aggregate amount to be paid to employees with employment or retention agreements, including NEOs, would be cash payments of $35,353,111 and health care continuation coverage for up to 12 months for the employees with retention agreements.

Assessment of Corporate and Individual Performance.  The Compensation Committee considers certain corporate and individual performance measures that have been established to achieve our objectives, including long-term total return to stockholders. As discussed above, in light of the economic challenges facing us and the markets generally, we took steps to improve operating efficiencies and reduced headcount by approximately 72 employees during 2008 and 2009. We believe that the steps we have taken to reduce employee expense are appropriate in the current market environment. We also believe, however, that it is important to retain key officers through the closing date of the merger with Ares Capital. As a result, our compensation for 2009 was determined with a focus on balancing reductions in employee expense with the importance of retaining employees.

Compensation Determination

In determining the individual compensation for our NEOs, the Compensation Committee considers the total compensation to be awarded to each NEO and may exercise discretion in determining the portion allocated to the various components of total compensation. There is no pre-determined weighting of any specific components. Allied Capital believes that the focus on total compensation provides the ability to align pay decisions with short- and long-term needs of the business. This approach also allows for the flexibility needed to recognize differences in performance by providing differentiated pay.

Individual compensation levels for NEOs are determined based on individual performance and the achievement of certain corporate and executive performance objectives that have been established to achieve our long-term objectives. Increases to base salary may be awarded to recognize an executive for assuming additional responsibilities and his/her related performance, to address changes in the external competitive market for a given position or to achieve an appropriate competitive level due to a promotion to a more senior position.

In determining the amount of an executive’s variable compensation — an annual cash bonus, performance award and stock option award — the Compensation Committee considers the overall funding available for such awards, the executive’s performance and the desired mix between the various components of total compensation. We do not use a formula-based approach in determining individual awards or weighting between the components. Rather, discretion is exercised in determining the overall total compensation to be awarded to the executive. As a result, the amounts delivered in the form of an annual cash bonus, performance award and stock option award are designed to work together in conjunction with base salary to deliver an appropriate total compensation level to the NEO.

We believe that the discretionary design of our variable compensation program supports our overall compensation objectives by allowing for significant differentiation of pay based on individual performance and by providing the flexibility necessary to ensure that pay packages for its NEOs are competitive relative to our market.

Determination of 2009 Compensation for the CEO and other NEOs.  The compensation of the CEO and other NEOs is determined based on the achievement of certain corporate and individual performance objectives discussed above. We have significantly reduced our compensation expense over the past two years, as discussed above. In addition, in determining any discretionary bonus for 2009, the Compensation Committee also considered the amounts to be paid to each NEO in connection with the merger, including the value of stock options granted during 2009, which are the only outstanding stock options that are “in-the-money.”

Mr. Walton entered into an amendment to his employment agreement which, among other things, provided that Mr. Walton’s base salary be reduced to $1,100,000 from $1,703,300, effective March 3, 2009 in connection with the separation of the roles of Chairman of the Board and CEO. Mr. Walton did not receive a bonus or a performance award for 2009 or for 2008, compared to an annual bonus for 2007 of $2,150,000. Mr. Walton received no IPA or IPB for 2009, a reduction from a 2008 IPA of $1,475,000 and a 2008 IPB of $1,475,000. Mr. Walton received a grant of 900,000 stock options in 2009.

Mr. Scheurer entered into an employment agreement in May 2009, in connection with assuming the role of Chief Executive Officer and President, which provides for an annual base salary of $1,100,000 for 2009. Mr. Scheurer did not receive an annual bonus or a performance award for 2009 or 2008, compared to an annual bonus for 2007 of $1,700,000. Mr. Scheurer received no IPA or IPB for 2009, a reduction from a 2008 IPA of $550,000 and a 2008 IPB of $550,000. Mr. Scheurer received a grant of 900,000 stock options in 2009.

Ms. Sweeney entered into a retention agreement in May 2009, which provides for an annual base salary of $1,500,000 as compared to an annual base salary of $1,115,800 for 2008. Pursuant to her retention agreement, Ms. Sweeney is eligible to receive a special retention bonus of $150,000 in May 2010 and $300,000 in May 2011, of which $87,500 was expensed in 2009. Ms. Sweeney did not receive an annual bonus or a performance award for 2009 or 2008, compared to a bonus of $1,300,000 for 2007. Ms. Sweeney received no IPA or IPB for 2009 as compared to a 2008 IPA of $850,000 and a 2008 IPB of $850,000. Ms. Sweeney received a grant of 500,000 stock options in 2009.

For both 2008 and 2009, Ms. Roll was paid an annual base salary of $584,550, compared to $525,000 for 2007. Ms. Roll did not receive an annual bonus or a performance award for 2008 or 2009, compared to an annual bonus for 2007 of $850,000. Ms. Roll received no IPA or IPB in 2009, compared to a 2008 IPA of $350,000 and a 2008 IPB of $350,000. Ms. Roll received a grant of 400,000 stock options in 2009.

For both 2008 and 2009, Mr. Russell was paid an annual base salary of $633,300. Mr. Russell did not receive an annual bonus or a performance award for 2008 or 2009, compared to an annual bonus for 2007 of $2,475,000. Mr. Russell received no IPA or IPB in 2009, compared to a 2008 IPA of $475,000 and a 2008 IPB of $475,000. Mr. Russell received a grant of 800,000 stock options in 2009.

Mr. Long’s annual base salary was $716,300 for 2009. Mr. Long received performance award compensation of $250,000 for 2009. He received no IPA or IPB for 2009. Mr. Long received a grant of 800,000 stock options in 2009, of which one-third had vested prior to his departure from Allied Capital. Effective September 14, 2009, Mr. Long was no longer employed by us. In connection with his departure from Allied Capital, Mr. Long received severance of $643,200, payable in 14 installments beginning October 9, 2009.

Stock Option Practices

Our principal objective in awarding stock options to our officers and directors is to align each optionee’s interests with our success and the financial interests of our stockholders by linking a portion of such optionee’s compensation with the performance of our stock and the value delivered to stockholders. The Compensation Committee awards stock options to officers on a subjective basis and such awards depend in each case on the performance of the officer under consideration and, in the case of new hires, their potential performance. Stock options are priced at the closing price of the stock on the date the option is granted. See “— Stock Option Plan” below.

Target Ownership Program

During 2006, our Board of Directors established a target ownership program to encourage share ownership by our senior officers so that the interests of the officers and stockholders are aligned. Target ownership amounts represent the lesser of a multiple of base salary or a specified number of shares. Generally, officers have five years to achieve their target ownership level, which is determined on an individual basis by the compensation committee and adjusted annually to reflect increases in base salary, if any. The compensation committee considers these target ownership levels and each individual’s progress toward achieving his or her target ownership in connection with its annual compensation review.

Impact of Regulatory Requirements — Tax Deductibility of Pay

Section 162(m) of the Code places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year, which applies with respect to certain of our most highly paid executive officers for 2009. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a performance-based compensation policy. The total compensation for each of Messrs. Walton, Scheurer and Ms. Sweeney is above the $1,000,000 threshold for 2009; accordingly, for 2009, a portion of their total compensation, including salaries, bonuses and other compensation is not deductible by Allied Capital.

Compensation Committee Report

The Compensation Committee, composed entirely of independent directors, reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management. Based on the Compensation Committee’s deliberations and discussions with management, the Compensation Committee recommends that the Board of Directors include the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Compensation Committee
Anthony T. Garcia, Chairman
Brooks H. Browne, Member
John D. Firestone, Member
Lawrence I. Hebert, Member
Edward J. Mathias, Member
Marc F. Racicot, Member

The information contained in the report above shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent specifically incorporated by reference therein.

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee are independent directors and none of the members are present or past employees of the Company within the last ten years. No member of the Compensation Committee: (i) has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act; or (ii) is an executive officer of another entity, at which one of our executive officers serves on the board of directors.

Summary Compensation Table

The following table sets forth compensation that we paid during the years ended December 31, 2009, 2008 and 2007 to our NEOs in each capacity in which each NEO served. Certain of the NEOs served as both officers and directors.

							Change in
							Pension Value
							Non-and
						Non-Equity	Qualified
						Incentive	Deferred
Name and Principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary	Bonus(2)	Awards	Awards(3)	Compensation	Earnings(4)	Compensation(5)	Total

William L. Walton,	2009	$1,204,007	$—	n/a	$505,553	n/a	n/a	$21,937	$1,731,497
Chairman of	2008	1,716,402	2,950,000	n/a	457,242	n/a	n/a	28,503	5,152,147
the Board	2007	1,505,769	5,301,250	n/a	488,229	n/a	n/a	3,658,402	10,953,650
John M. Scheurer,	2009	$1,033,281	$—	n/a	$279,541	n/a	n/a	$20,195	$1,333,017
Chief Executive	2008	676,158	1,100,000	n/a	289,848	n/a	n/a	19,139	2,085,145
Officer	2007	602,308	2,868,750	n/a	352,941	n/a	n/a	1,308,357	5,132,356
Penni F. Roll,	2009	$586,798	$—	n/a	$249,183	n/a	n/a	$14,931	$850,912
Chief Financial	2008	589,046	700,000	n/a	388,220	n/a	n/a	14,064	1,691,330
Officer	2007	527,019	1,607,500	n/a	576,854	n/a	n/a	509,089	3,220,462
Daniel L. Russell,	2009	$635,736	$—	n/a	$296,350	n/a	n/a	$13,148	$945,234
Managing Director	2008	638,171	950,000	n/a	500,007	n/a	n/a	12,528	2,100,706
	2007	550,673	3,506,154	n/a	725,172	n/a	n/a	372,028	5,154,027
Joan M. Sweeney,	2009	$1,366,866	$87,500	n/a	$532,779	n/a	n/a	$5,782	$1,992,927
Managing Director	2008	1,124,383	1,700,000	n/a	138,612	n/a	n/a	6,716	2,969,711
and Senior Advisor	2007	1,003,846	2,913,750	n/a	366,172	n/a	n/a	1,986,159	6,269,927
to the CEO
Robert D. Long(1)	2009	$504,165	$250,000	n/a	$276,422	n/a	n/a	$722,484	$1,753,071
Former Managing
Director

(1)	Effective September 14, 2009, Mr. Long was no longer employed by us.

(2)	This column includes annual cash bonus, IPA, IPB, performance awards and for 2007 the excess 401(k) Plan contribution, which represents the excess amount of the 4% employer contribution over the IRS limit of how much an employer may contribute to the 401(k) Plan, which was paid in cash for 2007. For a discussion of these compensation components, see “— Compensation Discussion and Analysis” above. IPA and IPB amounts were determined at the beginning of the year and paid throughout the respective year. The following table provides detail as to the composition of the bonus received by each of the NEOs:

					Performance	Excess 401(k)
	Year	Bonus	IPA	IPB	Award	Contribution

Mr. Walton	2009	—	—	—	—	—
	2008	—	$1,475,000	$1,475,000	—	—
	2007	$2,150,000	$1,475,000	$1,475,000	—	$201,250
Mr. Scheurer	2009	—	—	—	—	—
	2008	—	$550,000	$550,000	—	—
	2007	$1,700,000	$550,000	$550,000	—	$68,750
Ms. Roll	2009	—	—	—	—	—
	2008	—	$350,000	$350,000	—	—
	2007	$850,000	$350,000	$350,000	—	$57,500
Mr. Russell	2009	—	—	—	—
	2008	—	$475,000	$475,000	—	—
	2007	$2,475,000	$475,000	$475,000	—	$81,154
Ms. Sweeney	2009	$87,500	—	—	—	—
	2008	—	$850,000	$850,000	—	—
	2007	$1,300,000	$750,000	$750,000	—	$113,750
Mr. Long	2009	$250,000	$—	$—	—	—

(3)	The following table sets forth the amount included in the “Option Awards” column with respect to prior year awards and the 2009 awards. See Note 2 to our 2009 consolidated financial statements for the assumptions used in determining SFAS 123R values. See the “Grants of Plan-Based Awards” table below for the full fair value of the options granted to NEOs in 2009. The amount recognized for financial statement reporting purposes represents the SFAS 123R fair value of options awarded in prior and current years that vested in 2009, which are non-cash expenses.

	SFAS 123R Expenses
	Included in the Table
	Attributed to:
	Prior-Year	2009
2009 Non-Cash Expense for Option Awards	Awards	Awards

Mr. Walton	$450,909	$54,644
Mr. Scheurer	$224,897	$54,644
Ms. Roll	$224,897	$24,286
Mr. Russell	$247,777	$48,573
Ms. Sweeney	$68,642	$464,137
Mr. Long	$227,849	$48,573

(4)	There were no above market or preferential earnings on non-qualified deferred compensation plans. See “Non-Qualified Deferred Compensation” below.

(5)	“All Other Compensation” is composed of the following:

			SFAS 123R
		Company	Expense
		Contribution	Related to
	Year	to 401(k) Plan	the OCP(A)	Other(B)

Mr. Walton	2009	$9,800	—	$12,137
	2008	$9,200	—	$19,303
	2007	$11,250	$3,612,697	$34,455
Mr. Scheurer	2009	$9,800	—	$10,395
	2008	$9,200	—	$9,939
	2007	$11,250	$1,287,492	$9,615
Ms. Roll	2009	$9,800	—	$5,131
	2008	$9,200	—	$4,864
	2007	$11,250	$493,223	$4,616
Mr. Russell	2009	$9,800	—	$3,348
	2008	$9,200	—	$3,328
	2007	$11,250	$356,667	$4,111
Ms. Sweeney	2009	—	—	$5,782
	2008	—	—	$6,731
	2007	$11,250	$1,966,137	$8,772
Mr. Long	2009	$9,800	—	$712,684

(A)	During 2007, we completed a tender offer for vested in-the-money options in exchange for an option cancellation payment, or the “OCP.” Because the weighted average market price of Allied Capital common stock at the commencement of the tender offer was higher than the market price at the close of the tender offer, SFAS 123R required us to record stock option expense related to the stock options cancelled. This is a non-cash expense deemed to be compensation for financial reporting purposes.

(B)	For 2009 these amounts include perquisites such as group life insurance premiums of $261 for Mr. Long and $348 for each other NEO; the imputed income value of split dollar life insurance arrangements of $4,656, $3,975, $1,663 and $3,614 for Mr. Walton, Mr. Scheurer, Ms. Roll and Ms. Sweeney, respectively; company-paid parking of $3,120, $3,120, $3,120, $3,000, $1,820 and $2,695 for Mr. Walton, Mr. Scheurer, Ms. Roll, Mr. Russell, Ms. Sweeney and Mr. Long, respectively. Mr. Long also received $600 in commuter allowance for 2009. In addition, the amounts for 2009 include $4,013 and $2,952 for Mr. Walton and Mr. Scheurer, respectively, for premiums associated with executive long-term disability insurance. The amount for 2008 includes $7,690 for Mr. Walton and the amounts for 2007 include $23,994 for Mr. Walton, $2,370 for Ms. Sweeney and $1,241 for Mr. Russell related to the allocated costs associated with the travel of non-employee family members or guests when they have accompanied the NEOs on trips for business purposes. The value of this perquisite is different than each NEO’s imputed income, which is calculated in accordance with IRS requirements. Allied Capital significantly reduced the use of its corporate aircraft in 2008 and sold its corporate aircraft in 2009. The amount for Mr. Long in 2009 includes $709,128 of severance and other termination benefits payable upon his termination from Allied Capital as of September 14, 2009.

Employment Agreements

We entered into employment agreements in 2004 with William L. Walton, Allied Capital’s Chairman and then CEO, and Penni F. Roll, Allied Capital’s CFO. These agreements were amended in 2007 and in 2008 to comply with Section 409A of the Code and to address other tax-related matters. In connection with the separation of the CEO and Chairman roles effective in March 2009, Mr. Walton entered into an amendment to his employment agreement with us. Under that amendment, Mr. Walton agreed to serve as a full-time Chairman of the Board with a reduced base salary of $1.1 million. In this capacity, Mr. Walton is an executive officer of Allied Capital responsible for the overall strategic direction of Allied Capital. In addition, Mr. Walton waived any claims he may have had under his employment agreement to resign for “good reason” upon no longer serving as our CEO because the change to Mr. Walton’s position had been made at his request.

The agreements for Mr. Walton and Ms. Roll provide for a three-year term that extends one day at the end of every day during its length, unless either party provides written notice of termination of such extension. In that case, the agreement would terminate three years from such notification.

Each of the employment agreements also includes an indefinite confidentiality and non-disparagement provision, as well as non-solicitation and non-interference covenants that apply during employment and extend for a period of two years following a termination of such employment for any reason (except in the case of disability or the failure to renew the agreement, in which case the period will be one year).

Each agreement specifies each executive’s base salary compensation during the term of the agreement. The compensation committee has the right to increase but not decrease the base salary during the term of the employment agreement. In addition, each employment agreement states that the compensation committee may provide, at their sole discretion, an annual cash bonus. This bonus is to be determined with reference to each executive’s performance in accordance with performance criteria to be determined by the compensation committee in its sole discretion. Under each agreement, each executive is also eligible to participate in the Amended Stock Option Plan and to receive all other awards and benefits previously granted to such executive, including the payment of life insurance premiums.

The executive has the right to voluntarily terminate employment at any time with 30 days’ notice and, in such case, the executive will not receive any severance pay. Among other things, the employment agreements prohibit the solicitation of employees from Allied Capital in the event of an executive’s departure for a period of two years. See “— Severance and Change of Control Arrangements Under Employment Agreements” below for a discussion of the severance and change of control arrangements set forth in each of these agreements.

Allied Capital entered into an employment agreement with John M. Scheurer in May 2009, in connection with his assuming the roles of CEO and President. Mr. Scheurer’s agreement provides for a three-year term. The agreement specifies base salary compensation of $1.1 million during the term of the agreement. Our Compensation Committee has the right to increase but not decrease the base salary during the term of the employment agreement. In addition, Mr. Scheurer’s employment agreement states that he is eligible to receive an annual bonus as determined by our Board of Directors in its sole discretion. Under the agreement, Mr. Scheurer is also eligible to participate in the Amended Stock Option Plan, and to participate in all employee benefit programs that we may provide to its other executives subject to the terms of the programs, including the payment of life insurance premiums.

Mr. Scheurer has the right to voluntarily terminate his employment at any time with 30 days’ notice and, in such case, he will not receive any severance pay. Among other things, Mr. Scheurer’s employment agreement prohibits him from hiring employees of Allied Capital for a period of two years following his departure from Allied Capital.

Grants of Plan-Based Awards

								All
								Other	All Other
								Stock	Option		Grant Date
								Awards;	Awards;	Exercise	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number	Number of	or Base	of Stock
		Under Non-Equity			Under Equity			of Shares	Securities	Price of	and
	Grant	Incentive Plan Awards			Incentive Plan Awards			of Stock	Underlying	Option	Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options(1)	Awards	Awards

William L. Walton	3/3/09	—	—	—	—	—	—	—	900,000	$0.73	$108,990
John M. Scheurer	3/3/09	—	—	—	—	—	—	—	900,000	$0.73	108,990
Penni F. Roll	3/3/09	—	—	—	—	—	—	—	400,000	$0.73	48,440
Daniel L. Russell	3/3/09	—	—	—	—	—	—	—	800,000	$0.73	96,880
Joan M. Sweeney	5/13/09	—	—	—	—	—	—	—	500,000	$2.63	629,900
Robert D. Long	3/3/09	—	—	—	—	—	—	—	800,000	$0.73	96,880

(1)	The options granted on March 3, 2009 vest in three installments on 6/30/09, 6/30/10 and 6/30/11. One third of the options granted on May 13, 2009 vested on 6/30/09 and the remaining two thirds vest on 4/30/10.

Stock Option Plan

Our Amended Stock Option Plan is intended to encourage stock ownership in Allied Capital by officers and directors, thus giving them a proprietary interest in our performance, to reward outstanding performance and to provide a means to attract and retain persons of outstanding ability to the service of Allied Capital. The Amended Stock Option Plan was last approved by stockholders in May 2007.

As discussed above, our Compensation Committee believes that stock-based incentive compensation is a key element of officer and director compensation. The Compensation Committee’s principal objective in awarding stock options to eligible individuals is to align each optionee’s interests with the success of Allied Capital and the financial interests of its stockholders by linking a portion of such optionee’s compensation with the performance of Allied Capital’s stock and the value delivered to stockholders.

Stock options are granted under the Stock Option Plan at a price not less than the prevailing market value at the grant date and will have realizable value only if Allied Capital’s stock price increases. The compensation committee determines the amount and features of the stock options, if any, to be awarded to officers. The Amended Compensation Committee evaluates a number of criteria, including the past service of each such optionee to us, the present and potential contributions of such optionee to the success of Allied Capital and such other factors as the compensation committee shall deem relevant in connection with accomplishing the purposes of our Amended Stock Option Plan, including the recipient’s current stock holdings, years of service, position with Allied Capital and other factors. The Compensation Committee does not apply a formula assigning specific weights to any of these factors when making its determination. The Compensation Committee awards stock options to officers on a subjective basis and such awards depend in each case on the performance of the officer under consideration and, in the case of new hires, their potential performance. Pursuant to the 1940 Act, options may not be repriced for any participant.

All rights to exercise options terminate 60 days after an optionee ceases to be (1) a non-officer director, (2) both an officer and a director, if such optionee serves in both capacities or (3) an officer (if such officer is not also a director) of Allied Capital for any reason other than death or total and permanent disability. If an optionee’s employment is terminated for any reason other than death or total and permanent disability before expiration of his option and before he has fully exercised it, the optionee has the right to exercise the option during the balance of a 60-day period from the date of termination. If an optionee dies or becomes totally and permanently disabled before expiration of the option without fully exercising it, he or she or the executors or administrators or legatees or distributees of the estate shall, as may be provided at the time of the grant, have the right, within one year after the optionee’s death or total and permanent disability, to exercise the option in whole or in part before the expiration of its term.

All outstanding options will become fully vested and exercisable upon a Change of Control. For purposes of the Amended Stock Option Plan, a “Change of Control” means (1) the sale or other disposition of all or substantially all of Allied Capital’s assets; or (2) the acquisition, whether directly, indirectly, beneficially (within the meaning of Rule 13d-3 of the Exchange Act) or of record, as a result of a merger, consolidation or otherwise, of securities of Allied Capital representing fifteen percent or more of the aggregate voting power of Allied Capital’s then outstanding common stock by any person (within the meaning of Section 13(d) and 14(d) of the Exchange Act), including, but not limited to, any corporation or group of persons acting in concert, other than (a) Allied Capital or its subsidiaries or (b) any employee pension benefit plan (within the meaning of Section 3(2) of the Employee Retirement Income Security Act of 1974) of Allied Capital or its subsidiaries, including a trust established pursuant to any such plan; or (3) the individuals who were members of our board of directors as of the effective date of the Stock Option Plan, or the “Incumbent Board,” cease to constitute at least two-thirds of our board of directors; provided, however, that any director appointed by at least two-thirds of the then Incumbent Board or nominated by at least two-thirds of the corporate governance/nominating committee of Allied Capital’s board of directors (a majority of the members of the corporate governance/nominating committee are members of the then Incumbent Board or appointees thereof), other than any director appointed or nominated in connection with or as a result of a threatened or actual proxy or control contest, will be deemed to constitute a member of the Incumbent Board.

The Stock Option Plan is designed to satisfy the conditions of Section 422 of the Code so that options granted under the Stock Option Plan may qualify as “incentive stock options.” To qualify as “incentive stock options,” options may not become exercisable for the first time in any year if the number of incentive options first exercisable in that year multiplied by the exercise price exceeds $100,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the stock option awards outstanding at December 31, 2009:

	Option Awards						Stock Awards(1)
									Equity	Equity
									Incentive	Incentive
									plan	Plan
									Awards:	Awards:
				Equity					Number of	Market or
				Incentive					Unearned	Payout
				Plan					Shares,	Value of
				Awards:			Number	Market	Units or	Unearned
	Number of	Number of		Number of			of	Value of	Other	Shares,
	Securities	Securities		Securities			Shares or	Shares or	Rights	Units
	Underlying	Underlying		Underlying			Units of	Units of	That	of Other
	Unexercised	Unexercised		Unexercised	Option	Option	Stock That	Stock That	Have	Rights That
	Options	Options		Unearned	Exercise	Expiration	Have Not	Have Not	Not	Have Not
Name	Exercisable(2)	Unexercisable		Options	Price	Date	Vested	Vested	Vested	Vested

William L. Walton	400,000	—		—	$28.9800	3/11/2014	n/a	n/a	n/a	n/a
	186,000	—		—	$29.5800	5/15/2014	n/a	n/a	n/a	n/a
	191,667	383,333	(3)	—	$22.9600	2/1/2015	n/a	n/a	n/a	n/a
	300,000	600,000	(3)	—	$0.7300	3/3/2016	n/a	n/a	n/a	n/a
John M. Scheurer	150,000	—		—	$28.9800	3/11/2014	n/a	n/a	n/a	n/a
	50,000	—		—	$27.5100	8/3/2015	n/a	n/a	n/a	n/a
	139,500	—		—	$29.5800	5/15/2014	n/a	n/a	n/a	n/a
	83,334	166,666		—	$22.9600	2/1/2015	n/a	n/a	n/a	n/a
	300,000	600,000	(3)	—	$0.7300	3/3/2016	n/a	n/a	n/a	n/a
Penni F. Roll	122,677	—		—	$21.5200	12/13/2012	n/a	n/a	n/a	n/a
	200,000	—		—	$28.9800	3/11/2014	n/a	n/a	n/a	n/a
	200,000	—		—	$27.5100	8/3/2015	n/a	n/a	n/a	n/a
	139,500	—		—	$29.5800	5/15/2014	n/a	n/a	n/a	n/a
	83,334	166,666	(3)	—	$22.9600	2/1/2015	n/a	n/a	n/a	n/a
	133,334	266,666	(3)		$0.7300	3/3/2016	n/a	n/a	n/a	n/a
Daniel L. Russell	4,085	—		—	$21.5900	9/20/2011	n/a	n/a	n/a	n/a
	4,646	—		—	$21.5200	12/13/2012	n/a	n/a	n/a	n/a
	100,000	—		—	$28.9800	3/11/2014	n/a	n/a	n/a	n/a
	300,000	—		—	$27.5100	8/3/2015	n/a	n/a	n/a	n/a
	186,000	—		—	$29.5800	5/15/2014	n/a	n/a	n/a	n/a
	83,334	166,666	(3)	—	$22.9600	2/1/2015	n/a	n/a	n/a	n/a
	266,667	533,333	(3)		$0.7300	3/3/2016	n/a	n/a	n/a	n/a
Joan M. Sweeney	4,646	—		—	$21.5200	12/13/2012	n/a	n/a	n/a	n/a
	78,450	—		—	$28.9800	3/11/2014	n/a	n/a	n/a	n/a
	139,500	—		—	$29.5800	5/15/2014	n/a	n/a	n/a	n/a
	166,667	333,333	(4)	—	$2.6300	5/13/2016	n/a	n/a	n/a	n/a
Robert D. Long	— (5)	—		—	$—	—	n/a	n/a	n/a	n/a

(1)	We have not made any stock awards. As a BDC, we are prohibited by the 1940 Act from issuing stock awards except pursuant to a SEC exemptive order. We have filed an application seeking exemptive relief to issue restricted stock.

(2)	No stock option awards have been transferred.

(3)	The options granted vest in three installments on 6/30/09, 6/30/10 and 6/30/11.

(4)	One third of the options granted vested on 6/30/09 and the remaining two thirds vest on 4/30/10.

(5)	Effective September 14, 2009, Mr. Long was no longer employed by us and, therefore, had no outstanding options as of December 31, 2009.

Option Exercises and Stock Vested

The following table sets forth information regarding the exercise of stock option awards by NEOs during the year ended December 31, 2009.

		Option Awards		Stock Awards
		Number of		Number of
		Shares	Value	Shares	Value
		Acquired on	Realized	Acquired on	Realized
Name	Year	Exercise	on Exercise	Vesting	on Vesting

William L. Walton	2009	—	—	n/a	n/a
John M. Scheurer	2009	—	—	n/a	n/a
Penni F. Roll	2009	—	—	n/a	n/a
Daniel L. Russell	2009	—	—	n/a	n/a
Joan M. Sweeney	2009	—	—	n/a	n/a
Robert D. Long	2009	266,667	$642,667	n/a	n/a

Non-Qualified Deferred Compensation

During 2007, our Board of Directors determined to terminate the deferred compensation arrangements and the balances were distributed to the participants in March 2008.

				Aggregate	Aggregate
	Executive	Company	Aggregate	Withdrawals/	Balance at
	Contributions	Contributions	Earnings	Distributions	December 31,
Name	in 2009	in 2009	in 2009	in 2009	2009

William L. Walton	$—	$—	$—	$—	$—
John M. Scheurer	$—	$—	$—	$—	$—
Penni F. Roll	$—	$—	$—	$—	$—
Daniel L. Russell	$—	$—	$—	$—	$—
Joan M. Sweeney	$—	$—	$—	$—	$—
Robert D. Long	$—	$—	$—	$—	$—

Deferred Compensation Arrangements.  In December 2007, our Board of Directors made a determination that it was in the best interests of Allied Capital to terminate its deferred compensation arrangements. Our Board of Directors’ decision was primarily in response to increased complexity resulting from changes in the regulation of deferred compensation arrangements. The accounts under the deferred compensation arrangements totaled $52.5 million at December 31, 2007. The balances on the termination date were distributed to participants in March 2008 subsequent to the termination date in accordance with the transition rule for payment elections under Section 409A of the Code. The distributions were made in cash or shares of our common stock, net of required withholding taxes.

Severance and Change of Control Arrangements Under Employment Agreements

We entered into employment agreements in 2004 with Mr. Walton and Ms. Roll. These agreements were reviewed in 2008 and amended to comply with Section 409A of the Code and to address other tax-related matters. Mr. Walton’s employment agreement was also amended in connection with the separation of the Chairman of the Board and CEO roles, effective in March 2009. In May 2009, we entered into an employment agreement with Mr. Scheurer.

Mr. Walton’s and Ms. Roll’s employment agreements each provide for a three-year term that extends one day at the end of every day during its length, unless either party provides written notice of termination of such extension. In that case, the agreement would terminate three years from such notification. Mr. Scheurer’s employment agreement provides for a fixed three-year term. Each of these employment agreements provide for certain payments and benefits upon termination of the executive.

As an inducement for Ares Capital and Merger Sub to enter into the merger agreement, Messrs. Walton and Scheurer each agreed to waive, contingent on the closing of the merger, a portion of the severance payments they might otherwise have been entitled to receive as a result of the merger. See below for more information regarding the payments and benefits to be paid to them in connection with the merger with Ares Capital.

By Executive For Good Reason or By Company Without Cause.  Pursuant to each of the employment agreements, if the executive resigns without “good reason” or his/her employment is terminated with “cause,” the executive will not receive any severance pay. If, however, employment is terminated by us without “cause” or by the executive for “good reason,” the executive will be entitled to severance pay for a period not to exceed 36 months. Severance pay will include three times the average base salary for the preceding three years, plus three times the average bonus compensation for the preceding three years, plus a lump sum severance amount, plus a cash payment in lieu of certain post-termination health and welfare benefits. Severance payments will generally be paid in a lump sum six months after separation.

Change of Control.  In the event of a “change of control,” in addition to the severance pay described above, all outstanding options granted to Mr. Walton, Mr. Scheurer and Ms. Roll will vest immediately under the terms of the Amended Stock Option Plan. See “— Stock Option Plan” above for the definition of “change of control.”

Death or Disability.  If employment is terminated as a result of death or disability (as defined in the executives’ employment agreements) and no notice of non-renewal (as described below) has been given, the executive will be entitled to severance pay equal to one times his or her average base salary for the preceding three years, plus one times his or her average bonus compensation for the preceding three years, plus a lump sum severance amount, plus a cash payment in lieu of certain post-termination health and welfare benefits.

Notice of Non-Renewal.  If a notice of non-renewal has been given prior to death or disability of Mr. Walton or Ms. Roll, then instead of using a one times multiple of the average base salary and average bonus compensation as described above, the severance amount that relates to base salary and bonus compensation would be calculated using the number of years remaining between the date of the executive’s death or disability and the third anniversary of the notice of non-renewal, but in no event less than one year. Any severance relating to disability will be paid in a lump sum six months after separation. Any severance relating to death will be paid in two installments: 75% of such pay will be paid at the time of separation and 25% will be paid on the first anniversary of such separation.

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

Severance and Change of Control Arrangements Under Retention Agreements

On March 3, 2009, we entered into retention agreements with certain key officers who did not have employment agreements with us, including Mr. Russell. Pursuant to these agreements, in the event of a termination, other than for “cause,” or if the officer terminates his or her employment for “good reason” within 90 days prior to or 18 months following a “change of control” of Allied Capital, the officer will receive a retention payment to be paid in a lump sum six months following the officer’s separation from service. See “— Stock Option Plan” above for the definition of “change of control.” The officer will also receive one year of health care continuation coverage following the separation from service. In order to receive the retention payment, the officer must execute a binding separation and release agreement. These agreements shall continue in effect until December 31, 2011.

Effective May 19, 2009, we entered into a retention agreement with Ms. Sweeney that supersedes a prior employment agreement between Ms. Sweeney and us. The retention agreement between Ms. Sweeney and us provides for a three-year term during which Ms. Sweeney will serve as Managing Director and Senior Advisor to the CEO and be responsible for advising the CEO on strategic business and management issues. Pursuant to the agreement, Ms. Sweeney has the right to voluntarily terminate her employment at any time with 30 days’ notice. If she resigns without “good reason” or her employment is terminated with “cause,” she will not receive any severance pay. Among other things, Ms. Sweeney’s retention agreement prohibits her from hiring employees of Allied Capital for a period of two years following her departure.

If her employment is terminated by us without “cause” or by Ms. Sweeney for “good reason” (each as defined in her retention agreement) or as a result of death or disability (each as defined in her retention agreement), she (or, in the case of her death, her estate) will be entitled to severance pay, which will include the sum of any amount of base compensation and any special retention bonuses that Ms. Sweeney would have received had her employment continued through the end of the term of the agreement, plus a cash payment in lieu of certain post-termination health and welfare benefits. Severance payments generally will be paid in a lump sum six months after separation.

Ms. Sweeney could receive additional payments under certain circumstances. See below for information about the payments and benefits to be paid to Ms. Sweeney in connection with the merger with Ares Capital.

As an inducement for Ares Capital and Merger Sub to enter into the merger agreement, certain key executives agreed to waive, contingent on the closing of the merger, a portion of the retention award payments they would otherwise be entitled to receive in connection with the merger. See below for more information regarding the payments and benefits to be paid to them in connection with the merger with Ares Capital.

Potential Payments Under Employment and Retention Agreements

The following tables quantify the potential payments and benefits upon termination of employment with us for each NEO, assuming the NEO’s employment terminated on March 31, 2010, which is the target date for completion of the merger with Ares Capital. Due to the number of factors that affect these calculations, including the price of our common stock, any actual amounts paid or distributed may be different.

In addition to the potential payments set forth in the tables below, we may be required to pay up to $12,875,000 plus health care continuation coverage for up to 12 months to certain of its officers, other than its NEOs, pursuant to the terms of the retention agreements entered into on March 3, 2009 and discussed above.

In connection with the negotiations with respect to the merger with Ares Capital, it was determined that amounts to be paid by us to certain employees, including our NEOs, under the terms of the employment and retention agreements, would not exceed $30.3 million in the aggregate. As a result, certain executive officers, including certain NEOs, agreed to reduce the amount of the payments that otherwise might have been payable under the terms of the employment and retention agreements by an aggregate of $4,591,139, of which $3,172,000 has been waived by Mr. Walton. The amounts shown in the tables below reflect these reductions in respect of the NEOs. In addition, it is expected that certain officers with retention agreements will be employed by Ares Capital or one of its affiliates following the completion of the merger. As a result, payments may not be made immediately or at all under certain retention agreements. If payments were made under all outstanding retention agreements, the aggregate amount to be paid to employees with employment or retention agreements, including NEOs, would be cash payments of $35,353,111 and health care continuation coverage for up to 12 months for the employees with retention agreements.

William L. Walton
Cash Payments	$6,500,000
Accelerated Vesting of Option Awards	$1,728,000
Continued Benefits	$—
Total	$8,228,000

John M. Scheurer
Cash Payments	$4,999,999
Accelerated Vesting of Option Awards	$1,728,000
Continued Benefits	$—
Total	$6,727,999

Penni F. Roll
Cash Payments	$4,091,950
Accelerated Vesting of Option Awards	$767,998
Continued Benefits	$—
Total	$4,859,948

Joan M. Sweeney
Cash Payments	$5,486,162
Accelerated Vesting of Option Awards	$326,666
Continued Benefits	$—
Total	$5,812,828

Daniel L. Russell
Cash Payments	$1,400,000
Accelerated Vesting of Option Awards	$1,535,999
Continued Benefits	$21,183
Total	$2,957,182

The foregoing estimates are based on a number of assumptions. Accelerated vesting of option awards is calculated based on the closing price of $3.61 of our common stock on December 31, 2009. Facts and circumstances at the time of any change in control transaction or any termination thereafter, as well as changes in the applicable officer’s compensation history preceding such a transaction and/or a qualifying termination thereafter, could materially impact the amounts to be paid.

Indemnification Agreements

We have entered into indemnification agreements with its directors and certain senior officers, including each of the NEOs. The indemnification agreements are intended to provide these directors and senior officers the maximum indemnification permitted under Maryland law and the Investment Company Act. Each indemnification agreement provides that we will indemnify the director or officer who is a party to the agreement, including the advancement of legal expenses, if, by reason of his or her corporate status, he or she is, or is threatened to be, made a party to or a witness in any threatened, pending or completed proceeding, other than a proceeding by or in the right of Allied Capital.

Target Ownership

During 2006, our Board of Directors established a target ownership program which requires senior officers to achieve and retain certain stock ownership levels commensurate with their positions within Allied Capital. From the inception of the target ownership program in 2006, officers have five years to achieve the required ownership levels. Individuals who are hired or promoted after the implementation of the target ownership program would be required to achieve the target ownership level within the later of five years from the date of hire or three years from the date of promotion to the relevant title. Many of our senior officers already own a substantial number of shares of Allied Capital and few have chosen to sell shares over their tenure at Allied Capital. Our Board of Directors believes that it is in the best interest of stockholders to encourage share ownership by our senior officers so that the interests of officers and stockholders are aligned.

Our Board of Directors has determined target ownership levels for our senior officers, as follows:

Minimum Share
Senior Officer	Multiple of Base Salary	Ownership Range

Chairman of the Board and CEO	5x	250,000 shares
Executive Officers, Managing Directors and Executive Vice Presidents	3x - 4x	21,500 - 130,000 shares
Principals	2x	10,000 - 20,500 shares

Target ownership amounts represent the lesser of a multiple of base salary or a specified number of shares. Minimum share ownership requirements are determined on an individual basis and may be adjusted by the compensation committee.

Our Chairman of the Board, CEO and CFO, as well as certain other senior officers, have met their target ownership levels set forth above.

In addition, pursuant to our corporate governance policy, each non-officer director is required to own $100,000 worth of shares based on market value (excluding stock options) or to have purchased at least $100,000 of shares based on the original cost of purchase. Directors are required to achieve this target ownership level within five years of joining our board or, in the case of those directors who were serving on the board at the time the policy was adopted by the board, by February 2011. Based on the closing price of our common stock on February 22, 2010, the majority of our directors have achieved this target ownership level.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 with respect to compensation plans under which our equity securities are authorized for issuance:

Number of
securities
remaining
available for
future issuance
	Number of		under equity
	Securities to be		compensation
	issued upon	Weighted-average	plans (excluding
	exercise of	exercise price of	securities reflected
	outstanding options	outstanding options	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	21,951,856	$15.9464	6,012,495
Equity compensation plans not approved by stockholders	—	—	—
Total	21,951,856	$15.9464	6,012,495

Security Ownership of Certain Beneficial Owners and Management

To our knowledge, as of February 22, 2010, there were no persons that owned 25% or more of our outstanding voting securities and no person would be deemed to control us, as such term is defined in the 1940 Act.

The following table sets forth, as of February 22, 2010, each stockholder who owned more than 5% of our outstanding shares of common stock, each of our directors, each of our named executive officers and our directors and executive officers as a group. Based upon Schedule 13G and other filings with the SEC, no stockholder owned more than 5% of our outstanding shares of common stock as of February 22, 2010. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power. Certain shares beneficially owned by our directors and executive officers may be held in accounts with third-party brokerage firms, where such shares may from time to time be subject to a security interest for margin credit provided in accordance with such brokerage firm’s policies.

Our directors are divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

				Dollar Range
	Number of			of Equity
	Shares	Percentage		Securities
	Owned	of		Beneficially
Name of Beneficial Owner	Beneficially(1)	Class(2)		Owned(3)

Interested Directors
William L. Walton(4)	2,319,863	1.28%		over $	100,000
John M. Scheurer(5)	1,299,407		*	over $	100,000
Joan M. Sweeney(6)	1,147,761		*	over $	100,000
Robert E. Long(7)	50,435		*	over $	100,000
Independent Directors:
Ann Torre Bates(8)	50,044		*	over $	100,000
Brooks H. Browne(9)	104,236		*	over $	100,000
John D. Firestone(10)	87,231		*	over $	100,000
Anthony T. Garcia(11)	94,083		*	over $	100,000
Lawrence I. Hebert(12)	57,500		*	over $	100,000
Edward J. Mathias(13)	44,936		*	over $	100,000
Alex J. Pollock(14)	53,823		*	over $	100,000
Marc F. Racicot(15)	26,338		*	over $	100.000
Laura W. van Roijen(16)	93,289		*	over $	100,000
Named Executive Officers:
Penni F. Roll(17)	1,137,879		*	over $	100,000
Daniel L. Russell(18)	1,028,605		*	over $	100,000
Robert D. Long(19)	424,954		*	over $	100,000
All directors and executive officers as a group (22 in number)	10,227,122	5.50%

*	Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act.

(2)	Based on a total of 179,940,040 shares of Allied Capital common stock issued and outstanding on February 22, 2010 and 6,069,872 shares of Allied Capital common stock issuable upon the exercise of stock options exercisable within 60 days held by each executive officer and non-officer director.

(3)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

(4)	Includes 1,209,596 shares owned directly and 1,077,667 options exercisable within 60 days of February 22, 2010. Also includes 14,122 shares allocated to the Allied Capital 401(k) Plan and 15,815 shares held in IRA or Keogh accounts. Of the shares listed, 2,150 are held in margin accounts or otherwise pledged.

(5)	Includes 353,548 shares owned directly and options to purchase 722,834 shares exercisable within 60 days of February 22, 2010. Also includes 150,000 shares held in a trust and 73,025 shares allocated to the Allied Capital 401(k) Plan. Of the shares listed, 353,548 are held in margin accounts or otherwise pledged.

(6)	Includes 728,031 shares owned directly and options to purchase 389,263 shares exercisable within 60 days of February 22 2010. Also includes 30,467 shares allocated to the Allied Capital 401(k) Plan. Of the shares listed, 158,659 are held in margin accounts or otherwise pledged.

(7)	Includes options to purchase 30,000 shares exercisable within 60 days of February 22, 2010. Of the shares listed, 20,005 are held in margin accounts or otherwise pledged.

(8)	Includes 7,250 shares held in IRA or Keogh accounts, options to purchase 30,000 shares exercisable within 60 days of February 22, 2010 and 7,000 shares held by Ms. Bates’ spouse. Also includes 3,499 shares held in a revocable trust and 700 shares held in an IRA account by Ms. Bates’ father over which Ms. Bates has power-of-attorney.

(9)	Includes 12,280 shares held in IRA or Keogh accounts, 2,000 shares held by Mr. Browne’s spouse and options to purchase 40,000 shares exercisable within 60 days of February 22, 2010. Of the shares listed, 9,500 are held in margin accounts or otherwise pledged.

(10)	Includes 9,415 shares held in IRA or Keogh accounts and includes options to purchase 35,000 shares exercisable within 60 days of February 22, 2010.

(11)	Includes options to purchase 20,000 shares exercisable within 60 days of February 22, 2010.

(12)	Includes 9,529 shares held in IRA or Keogh accounts, 9,000 shares held in a revocable trust and options to purchase 20,000 shares exercisable within 60 days of February 22, 2010.

(13)	Includes 33,000 shares held in IRA or Keogh accounts and includes options to purchase 10,000 shares exercisable within 60 days of February 22, 2010.

(14)	Includes 4,000 shares held in IRA or Keogh accounts, 200 shares held by Mr. Pollock’s son in a custodial account for which Mr. Pollock serves as custodian and options to purchase 20,000 shares exercisable within 60 days of February 22, 2010.

(15)	Includes options to purchase 10,000 shares exercisable within 60 days of February 22, 2010.

(16)	Includes 16,224 shares held in IRA or Keogh accounts and options to purchase 50,000 shares exercisable within 60 days of February 22, 2010.

(17)	Includes 236,327 shares owned directly and options to purchase 878,845 shares exercisable within 60 days of February 22, 2010 and 22,707 shares allocated to the Allied Capital 401(k) Plan. Of the shares listed, 1,100 are held in margin accounts or otherwise pledged.

(18)	Includes 83,873 shares owned directly and options to purchase 944,732 shares exercisable within 60 days of February 22, 2010.

(19)	Includes 370,593 shares owned directly and 50,361 shares held in IRA or Keogh accounts and 4,000 shares held in a trust. Effective September 14, 2009, Mr. Long was no longer employed by Allied Capital.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We have procedures in place for the review, approval and monitoring of transactions involving Allied Capital and certain related persons of Allied Capital.

As a BDC, we are prohibited by the 1940 Act from participating in transactions with any persons affiliated with Allied Capital, including, officers, directors and employees of Allied Capital and any person controlling or under common control with Allied Capital, collectively, “Allied Capital affiliates,” absent an SEC exemptive order.

In the ordinary course of business, Allied Capital enters into transactions with portfolio companies that may be considered related party transactions. In order to ensure that Allied Capital does not engage in any prohibited transactions with any persons affiliated with Allied Capital, Allied Capital has implemented the following procedures:

•	Every proposed transaction must have a completed write-up and a transaction analysis, which should identify all parties to the transaction, including any selling stockholders.

•	Each transaction is screened by officers of Allied Capital for any possible affiliations, close or remote, between the proposed portfolio investment, Allied Capital, companies controlled by Allied Capital and any Allied Capital affiliates.

•	All Allied Capital affiliates are notified by officers of Allied Capital of any proposed transactions and the parties involved in the transaction and are asked to notify Allied Capital’s Corporate Counsel or Chief Compliance Officer or any other officer of Allied Capital who has been designated to serve in this capacity of any proposed transactions, each a, “screening officer.”

•	A screening officer analyzes all potential affiliations between the proposed portfolio investment, Allied Capital, companies controlled by Allied Capital and any Allied Capital affiliates to determine if prohibited affiliations exist.

•	A screening officer obtains the advice of legal counsel whenever there is uncertainty as to whether particular persons involved in a proposed transaction are Allied Capital affiliates.

•	A screening officer reviews the terms of each transaction to review whether any affiliated person could receive brokerage commissions that exceed the provisions of the Investment Company Act.

No agreement will be entered into unless and until a screening officer is satisfied that no affiliations prohibited by the Investment Company Act exist or, if such affiliations exist, appropriate actions have been taken to seek review and approval of Allied Capital’s board of directors or exemptive relief for such transaction. Allied Capital’s board of directors reviews these procedures on an annual basis.

In addition, Allied Capital’s Code of Business Conduct, which is annually reviewed and approved by Allied Capital’s board of directors and acknowledged in writing by all employees, requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of Allied Capital. Pursuant to the Code of Business Conduct, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to Allied Capital’s Chief Compliance Officer. In the event that the Chief Compliance Officer is involved in the action or relationship giving rise to the conflict of interest, the individual is directed to disclose the conflict to another member of Allied Capital’s senior management team. The corporate governance/nominating committee of Allied Capital’s board of directors is charged with monitoring and making recommendations to the Allied Capital’s board of directors regarding policies and practices relating to corporate governance. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by Allied Capital’s board of directors.

No person serving as a director or executive officer of Allied Capital or any nominee for election as a director at any time since January 1, 2009 has had indebtedness to Allied Capital in excess of $120,000.

As a BDC under the Investment Company Act, Allied Capital is entitled to provide and has provided loans to officers of Allied Capital in connection with the exercise of stock options. All indebtedness outstanding to non-executive officers of Allied Capital as of the date of this document results from loans made by Allied Capital to enable the exercise of stock options. The loans are full recourse against the borrower and have varying terms not exceeding 10 years. The interest rates charged generally reflect the applicable federal rate on the date of the loan. As a result of provisions of the Sarbanes-Oxley Act of 2002, Allied Capital has been prohibited from making new loans to its executive officers since July 30, 2002.

Director Independence

In accordance with rules of the New York Stock Exchange, or NYSE, the Board of Directors annually determines the independence of each director. No director is considered independent unless the

Board of Directors has determined that he or she has no material relationship with us. We monitor the status of our directors and officers through the activities of our Corporate Governance / Nominating Committee and through a questionnaire to be completed by each director no less frequently than annually, with updates periodically if information provided in the most recent questionnaire has changed.

In order to evaluate the materiality of any such relationship, the Board of Directors uses the definition of director independence set forth in the NYSE Listed Company Manual. Section 303A.00 of the NYSE Listed Company Manual provides that BDCs, such as us, are required to comply with all of the provisions of Section 303A applicable to domestic issuers other than Sections 303A.02, the section that defines director independence. Section 303A.00 provides that a director of a BDC shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company. The Board has determined that each of the directors is independent and has no relationship with us, except as a director and stockholder of the Company, with the exception of William L. Walton, John M. Scheurer, Joan M. Sweeney and Robert E. Long. Messrs. Walton and Scheurer and Ms. Sweeney are interested persons of the Company due to their positions as officers of the Company and Mr. Long is an interested person of the Company because he is the father of one of our 2009 named executive officers. During its assessment of director independence, the Board considered Mr. Walton’s service on the board of directors of the American Enterprise Institute where Mr. Pollock serves as a Resident Fellow. The Board of Directors determined that neither the donation nor Mr. Walton’s position on the board of directors impairs Mr. Pollock’s status as an independent director.

Item 14.	Principal Accountant Fees and Services.

Fees Paid to KPMG LLP for 2009 and 2008

The following are aggregate fees billed to the Company by KPMG LLP during 2009 and 2008.

	Fiscal Year Ended
	December 31
	2009	2008

Audit Fees	$1,180,000	$1,610,000
Audit-Related Fees	258,000	184,700
Tax Fees	30,000	15,000
All Other Fees	—	—

Total Fees:	$1,468,000	$1,809,700

Audit Fees.  Audit fees consist of fees billed for professional services rendered for the audit of the Company’s year-end consolidated financial statements and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings. These services also include the required audits of the Company’s internal controls over financial reporting.

Audit-Related Fees.  Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation, consultations concerning financial accounting and reporting standards, and fees related to requests for documentation and information from regulatory and other government agencies.

Tax Fees.  Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees.  All other fees would include fees for products and services other than the services reported above.

As part of its oversight of the our financial statements, the Audit Committee reviewed and discussed with both management and our independent registered public accounting firm all of the Company’s financial statements filed with the Commission for each quarter during 2009 and as of and for the year ended December 31, 2009. Management advised the Audit Committee that all financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), and reviewed significant accounting issues with the Audit Committee. The Audit Committee also discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, Communication With Audit Committees, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

The Audit Committee of the Board has established a pre-approval policy that describes the permitted audit, audit-related, tax, and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. Pursuant to the policy, the Audit Committee pre-approves the audit and non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such service does not impair the firm’s independence.

Any requests for audit, audit-related, tax, and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

The Audit Committee received and reviewed the written disclosures from the independent registered public accounting firm required by the applicable Public Company Accounting Oversight Board rule regarding the independent accountant’s communications with Audit Committees concerning independence, and has discussed with the firm its independence. The Audit Committee has reviewed the audit fees paid by the Company to the independent registered public accounting firm. It has also reviewed non-audit services and fees to assure compliance with the Company’s and the Audit Committee’s policies restricting the independent registered public accounting firm from performing services that might impair its independence. The Audit Committee also reviewed the requirements and the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 including the Public Company Accounting Oversight Board’s Auditing Standard No. 5 regarding the audit of internal controls over financial reporting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

1. The following financial statements are filed herewith under Item 8:

Management’s Report on Internal Control Over Financial Reporting

Reports of the Independent Registered Public Accounting Firm

Consolidated Balance Sheet — December 31, 2009 and 2008

Consolidated Statement of Operations — For the Years Ended December 31, 2009, 2008, and 2007

Consolidated Statement of Changes in Net Assets — For the Years Ended December 31, 2009, 2008, and 2007

Consolidated Statement of Cash Flows — For the Years Ended December 31, 2009, 2008, and 2007

Consolidated Statement of Investments — December 31, 2009

Consolidated Statement of Investments — December 31, 2008

Notes to Consolidated Financial Statements

2. The following financial statement schedules are filed herewith:

Schedule 12-14 of Investments in and Advances to Affiliates.

In addition, there may be additional information not provided in a schedule because (i) such information is not required or (ii) the information required has been presented in the aforementioned financial statements.

3. The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit
Number	Description

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit a.2 filed with Allied Capital’s Post-Effective Amendment No. 1 to registration statement on Form N-2 (File No. 333-141847) filed on June 1, 2007).
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 filed with Allied Capital’s Form 10-K on March 2, 2009.
4.1	Specimen Certificate of Allied Capital’s Common Stock, par value $0.0001 per share. (Incorporated by reference to Exhibit d. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
4.3	Form of Note under the Indenture relating to the issuance of debt securities. (Contained in Exhibit 4.4). (Incorporated by reference to Exhibit d.1 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.4	Indenture by and between Allied Capital Corporation and The Bank of New York, dated June 16, 2006. (Incorporated by reference to Exhibit d.2 filed with Allied Capital’s registration statement on Form N-2/A (File No. 333-133755) filed on June 21, 2006).
4.5	Statement of Eligibility of Trustee on Form T-1. (Incorporated by reference to Exhibit d.3 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-133755) filed on May 3, 2006).
4.6	Form of First Supplemental Indenture by and between Allied Capital Corporation and the Bank of New York, dated as of July 25, 2006.(Incorporated by reference to Exhibit d.4 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).
4.7	Form of 6.625% Note due 2011. (Incorporated by reference to Exhibit d.5 filed with Allied Capital’s Post-Effective Amendment No. 1 to the registration statement on Form N-2/A (File No. 333-133755) filed on July 25, 2006).

Exhibit
Number	Description

4.8	Form of Second Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of December 8, 2006. (Incorporated by reference to Exhibit d.6 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.9	Form of 6.000% Notes due 2012. (Incorporated by reference to Exhibit d.7 filed with Allied Capital’s Post-Effective Amendment No. 2 to the registration statement on Form N-2/A (File No. 333-133755) filed on December 8, 2006).
4.10	Form of Third Supplemental Indenture by and between Allied Capital Corporation and The Bank of New York, dated as of March 28, 2007.(Incorporated by reference to Exhibit d.8 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9 filed with Allied Capital’s Post-Effective Amendment No. 3 to the registration statement on Form N-2/A (File No. 333-133755) filed on March 28, 2007).
4.11(a)	Form of 6.875% Notes due 2047. (Incorporated by reference to Exhibit d.9(a) filed with Allied Capital’s Post-Effective Amendment No. 4 to the registration statement on Form N-2/A (File No. 333-133755) filed on April 2, 2007).
10.1	Dividend Reinvestment Plan, as amended. (Incorporated by reference to Exhibit e. filed with Allied Capital’s registration statement on Form N-2 (File No. 333-87862) filed on May 8, 2002).
10.2	Credit Agreement, dated April 9, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on April 10, 2008).
10.2(a)	First Amendment to Credit Agreement, dated December 30, 2008. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K on December 31, 2008).
10.2(b)	Amended and Restated Credit Agreement, dated as of August 28, 2009, by and among Allied Capital Corporation, Bank of America, N.A., as Administrative Agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K on September 1, 2009).
10.2(c)	Second Amended and Restated Credit Agreement, dated as of January 29, 2010, by and among Allied Capital Corporation, JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on February 1, 2010).
10.3	Note Agreement, dated October 13, 2005. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on October 14, 2005).
10.3(a)	Amendment dated February 29, 2008, to Note Agreement dated as of October 13, 2005. (Incorporated by reference to Exhibit f.3(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.4	Note Agreement, dated May 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on May 1, 2006).
10.4(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 1, 2006. (Incorporated by reference to Exhibit f.11(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.15	Second Amended and Restated Control Investor Guaranty, dated as of January 30, 2008, between Allied Capital and CitiBank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on February 5, 2008).
10.19	Amended Stock Option Plan. (Incorporated by reference to Appendix B of Allied Capital’s definitive proxy statement for Allied Capital’s 2007 Annual Meeting of Stockholders filed on April 3, 2007).
10.20(a)	Allied Capital Corporation 401(k) Plan, dated September 1, 1999. (Incorporated by reference to Exhibit 4.4 filed with Allied Capital’s registration statement on Form S-8 (File No. 333-88681) filed on October 8, 1999).

Exhibit
Number	Description

10.20(b)	Amendment to Allied Capital Corporation 401(k) Plan, dated April 15, 2004. (Incorporated by reference to Exhibit 10.20(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2004).
10.20(c)	Amendment to Allied Capital Corporation 401(k) plan, dated November 1, 2005. (Incorporated by reference to Exhibit 10.20(c) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2005).
10.20(d)	Amendment to Allied Capital Corporation 401(k) plan, dated April 21, 2006. (Incorporated by reference to Exhibit i.4(c) filed with Allied Capital’s Form N-2 (File No. 333-133755) filed on May 3, 2006).
10.20(e)	Amendment to Allied Capital Corporation 401(k) plan, adopted December 18, 2006. (Incorporated by reference to Exhibit 10.20(e) filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.20(f)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(f) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10.20(g)	Amendment to Allied Capital Corporation 401(k) plan, dated June 21, 2007. (Incorporated by reference to Exhibit 10.20(g) filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2007).
10.20(h)	Amendment to Allied Capital Corporation 401(k) plan, dated September 14, 2007, with an effective date of January 1, 2008.(Incorporated by reference to Exhibit 10.20(h) filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2007).
10.20(i)	Amendment to Allied Capital Corporation 401(k) Plan. (Incorporated by reference to Exhibit 10.20(i) filed with Allied Capital’s Form 10-Q for the period ended March 31, 2009).
10.20(j)*	Amended and Restated 401(k) Plan.
10.20(k)*	Amendment to Allied Capital Corporation 401(k) Plan.
10.21	Employment Agreement, dated January 1, 2004, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.21(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.21(b)	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008).
10.21(c)	Third Amendment to Employment Agreement, dated February 26, 2009, between Allied Capital and William L. Walton. (Incorporated by reference to Exhibit 10.21(c) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008.)
10.22	Employment Agreement, dated January 1, 2004, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.22(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K filed on April 3, 2007).
10.22(b)	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.22(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008.)
10.23	Employment Agreement, dated January 1, 2004, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.23(a)	Amendment to Employment Agreement, dated March 29, 2007, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.3 filed with Allied Capital’s Form 8-K filed on April 3, 2007).

Exhibit
Number	Description

10.23(b)	Second Amendment to Employment Agreement, dated December 15, 2008, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23(b) filed with Allied Capital’s Form 10-K for the year ended December 31, 2008.)
10.23(c)	Third Amendment to Employment Agreement, dated May 5, 2009, between Allied Capital and Penelope F. Roll. (Incorporated by reference to Exhibit 10.23(c) filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2009).
10.24	Employment Agreement, dated May 5, 2009, between Allied Capital and John M. Scheurer. (Incorporated by reference to Exhibit 10.24 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2009.
10.25	Form of Custody Agreement with Riggs Bank N.A., which was assumed by PNC Bank through merger. (Incorporated by reference to Exhibit j.1 filed with Allied Capital’s registration statement on Form N-2 (File No. 333-51899) filed on May 6, 1998).
10.26	Custodian Agreement with Chevy Chase Trust. (Incorporated by reference to Exhibit 10.26 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.27	Custodian Agreement with Bank of America. (Incorporated by reference to Exhibit 10.27 filed with Allied Capital’s Form 10-K for the year ended December 31, 2005).
10.28	Code of Ethics. (Incorporated by reference to Exhibit 10.28 filed with Allied Capital’s Form 10-K for the year ended December 31, 2006).
10.29	Custodian Agreement with Union Bank of California. (Incorporated by reference to Exhibit 10.29 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.30	Custodian Agreement with M&T Bank. (Incorporated by reference to Exhibit 10.30 filed with Allied Capital’s Form 10-Q for the quarter ended June 30, 2006).
10.31	Note Agreement, dated as of May 14, 2003. (Incorporated by reference to Exhibit 10.31 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2003).
10.31(a)	Amendment dated February 29, 2008, to Note Agreement dated as of May 14, 2003. (Incorporated by reference to Exhibit f.19(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.32	Custodian Agreement with Branch Banking and Trust Company. (Incorporated by reference to Exhibit 10.32 filed with Allied Capital’s Form 10-Q for the quarter ended March 31, 2008).
10.33	Note Agreement, dated June 20, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on June 23, 2008).
Retention Agreement dated May 13, 2009, between Allied Capital and Joan M. Sweeney. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K filed on May 19, 2009.)
10.37	Form of Indemnification Agreement between Allied Capital and its directors and certain officers. (Incorporated by reference to Exhibit 10.37 filed with Allied Capital’s Form 10-K for the year ended December 31, 2003).
10.38	Note Agreement, dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2004.)
10.38(a)	Amendment dated February 29, 2008, to Note Agreement dated as of March 25, 2004. (Incorporated by reference to Exhibit f.25(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).
10.38(b)	First Waiver and Second Amendment dated as of July 25, 2008, to the Note Agreement dated as of March 25, 2004. (Incorporated by reference to Exhibit 10.38(b) filed with Allied Capital’s Form 10-Q for the period ended June 30, 2008.)
10.39	Note Agreement, dated as of November 15, 2004. (Incorporated by reference to Exhibit 99.1 filed with Allied Capital’s current report on Form 8-K filed on November 18, 2004.)
10.39(a)	Amendment dated February 29, 2008, to Note Agreement dated as of November 15, 2004. (Incorporated by reference to Exhibit f.26(a) filed with Allied Capital’s Form N-2 (File No. 333-150006) filed on April 1, 2008).

Exhibit
Number	Description

10.43	First Omnibus Waiver and Amendment to the Note Agreements, dated as of July 25, 2008. (Incorporated by reference to Exhibit 10.40 filed with Allied Capital’s Form 10-Q for the period ended June 30, 2008).
10.43(a)	Second Omnibus Amendment to the Note Agreements, dated as of December 30, 2008. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K December 31, 2008).
10.44	Custodian Agreement, dated as of April 3, 2009 by and between Allied Capital Corporation and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.44 filed with Allied Capital’s Form 10-Q for the period ended March 31, 2009).
10.45	Amended, Restated and Consolidated Note Agreement, dated as of August 28, 2009, among Allied Capital Corporation and certain noteholders party thereto. (Incorporated by reference to Exhibit 10.1 filed with Allied Capital’s Form 8-K on September 1, 2009).
10.46	Pledge, Assignment, and Security Agreement, dated as of August 28, 2009, among Allied Capital Corporation, certain of its Consolidated Subsidiaries and U.S. Bank National Association, as Collateral Agent for the Secured Parties. (Incorporated by reference to Exhibit 10.3 filed with Allied Capital’s Form 8-K on September 1, 2009).
10.46(a)	Amended and Restated Pledge, Assignment, and Security Agreement, dated as of January 29, 2010, among Allied Capital Corporation, certain of its Consolidated Subsidiaries and U.S. Bank National Association, as Collateral Agent for the Secured Parties. (Incorporated by reference to Exhibit 10.2 filed with Allied Capital’s Form 8-K on February 1, 2010).
10.47	Contribution Agreement, dated as of August 28, 2009, by and among Allied Capital Corporation, A.C. Corporation and certain of its Consolidated Subsidiaries. (Incorporated by reference to Exhibit 10.4 filed with Allied Capital’s Form 8-K on September 1, 2009).
10.48	Continuing Guaranty Agreement, dated as of August 28, 2009, by certain consolidated subsidiaries of Allied Capital Corporation in favor of U.S. Bank National Association, in its capacity as Collateral Agent. (Incorporated by reference to Exhibit 10.5 filed with Allied Capital’s Form 8-K on September 1, 2009).
10.48(a)	Amended and Restated Continuing Guaranty Agreement, dated as of January 29, 2010, by certain consolidated subsidiaries of Allied Capital Corporation in favor of U.S. Bank National Association, in its capacity as Collateral Agent. (Incorporated by reference to Exhibit 10.3 filed with Allied Capital’s Form 8-K on February 1, 2010).
10.49	Continuing Guaranty Agreement, dated as of August 28, 2009, by Allied Asset Holdings LLC in favor of U.S. Bank National Association, in its capacity as Collateral Agent. (Incorporated by reference to Exhibit 10.6 filed with Allied Capital’s Form 8-K on September 1, 2009).
10.49(a)	Amended and Restated Continuing Guaranty Agreement, dated as of January 29, 2010, by Allied Asset Holdings LLC in favor of U.S. Bank National Association, in its capacity as Collateral Agent. (Incorporated by reference to Exhibit 10.4 filed with Allied Capital’s Form 8-K on February 1, 2010).
10.50	Agreement and Plan of Merger. (Incorporated by reference to Exhibit 2.1 filed with Allied Capital’s Form 8-K on October 30, 2009).
10.51	Form of Custody Agreement with PNC Bank, National Association. (Incorporated by reference to Exhibit 10.51 filed with Allied Capital’s Form 10-Q for the quarter ended September 30, 2009).
11	Statement regarding computation of per share earnings is included in Note 7 to Allied Capital’s Notes to the Consolidated Financial Statements.
21	Subsidiaries of Allied Capital and jurisdiction of incorporation/organization:
	A.C. Corporation	Delaware
	Allied Asset Holdings LLC	Delaware
	Allied Capital REIT, Inc.	Maryland
	Allied Capital Holdings, LLC	Delaware

Exhibit
Number	Description

	Allied Capital Beteiligungsberatung GmbH (inactive)	Germany
23*	Report and Consent of KPMG LLP, independent registered public accounting firm.
31.1*	Certification of the Chairman of the Board pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.4*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.3*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.4*	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2010.

/s/  William L. Walton
William L. Walton
Chairman of the Board

/s/  John M. Scheurer
John M. Scheurer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Title
Signature	(Capacity)	Date

/s/ William L. Walton William L. Walton	Chairman of the Board (Principal Executive Officer)	February 26, 2010

/s/ John M. Scheurer John M. Scheurer	Director and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ Ann Torre Bates Ann Torre Bates	Director	February 26, 2010

/s/ Brooks H. Browne Brooks H. Browne	Director	February 26, 2010

/s/ John D. Firestone John D. Firestone	Director	February 26, 2010

/s/ Anthony T. Garcia Anthony T. Garcia	Director	February 26, 2010

/s/ Lawrence I. Hebert Lawrence I. Hebert	Director	February 26, 2010

/s/ Robert E. Long Robert E. Long	Director	February 26, 2010

/s/ Edward J. Mathias Edward J. Mathias	Director	February 26, 2010

/s/ Alex J. Pollock Alex J. Pollock	Director	February 26, 2010

/s/ Marc F. Racicot Marc F. Racicot	Director	February 26, 2010

Title
Signature	(Capacity)	Date

/s/ Joan M. Sweeney Joan M. Sweeney	Director	February 26, 2010

/s/ Laura W. van Roijen Laura W. van Roijen	Director	February 26, 2010

/s/ Penni F. Roll Penni F. Roll	Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ John C. Wellons John C. Wellons	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010

EXHIBIT INDEX

Exhibit
Number	Description

3.2	Amended and Restated Bylaws.
23	Report and Consent of KPMG LLP, independent registered public accounting firm.
10.20(j)	Amended and Restated 401(k) Plan.
10.20(k)	Amendment to Allied Capital Corporation 401(k) Plan.
31.1	Certification of the Chairman of the Board pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.4	Certification of the Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Certification of the Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.3	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.4	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Schedule 12-14

ALLIED CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			December 31,
Portfolio Company		Credited		2008	Gross	Gross	2009
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Companies More Than 25% Owned

AGILE Fund I, LLC	Equity Interests			$497	$44	$(92)	$449
(Private Equity Fund)

AllBridge Financial, LLC	Senior Loan	$44		—	1,500	—	1,500
(Asset Management)	Equity Interests			10,960	6,926	(2,081)	15,805

Allied Capital Senior Debt Fund, L.P. (Private Debt Fund)	Limited Partnership Interests			31,800	—	(31,800)	—

Avborne, Inc.	Preferred Stock			942	—	(942)	—
(Business Services)	Common Stock			—	39	—	39

Avborne Heavy Maintenance, Inc.	Common Stock			—	—	—	—
(Business Services)

Aviation Properties Corporation	Common Stock			—	30	(30)	—
(Business Services)

Border Foods, Inc.	Senior Loan	5,618		33,027	2,956	(1,857)	34,126
(Consumer Products)	Preferred Stock			11,851	9,050	—	20,901
	Common Stock			—	9,663	—	9,663

Calder Capital Partners, LLC	Senior Loan(5)			953	3,542	(4,495)	—
(Asset Management)	Equity Interests			—	2,454	(2,454)	—

Callidus Capital Corporation	Subordinated Debt	3,086		16,068	5,714	(2,674)	19,108
(Asset Management)	Common Stock			34,377	—	(34,377)	—

Ciena Capital LLC	Senior Loan(5)			104,883	—	(4,832)	100,051
(Financial Services)	Class B Equity Interests			—	3,504	(3,504)	—
	Class C Equity Interests			—	—	—	—

CitiPostal Inc.	Senior Loan	30		681	2	—	683
(Business Services)	Unitranche Debt	6,304		51,548	566	(1,481)	50,633
	Subordinated Debt	1,635		9,114	1,571	—	10,685
	Common Stock			8,616	—	(7,184)	1,432

Coverall North America, Inc.	Unitranche Debt	3,890		31,948	33	(408)	31,573
(Business Services)	Subordinated Debt	860		5,549	6	—	5,555
	Common Stock			17,968	1	(6,583)	11,386

CR Holding, Inc.	Subordinated Debt(5)			17,360	23,150	(40,510)	—
(Consumer Products)	Common Stock			—	28,744	(28,744)	—

Crescent Equity Corp.	Senior Loan	44		433	—	—	433
(Business Services)	Subordinated Debt(5)	74	$245	18,614	85	(14,567)	4,132
	Common Stock			4,580	2,253	(6,833)	—

Direct Capital Corporation	Senior Loan(5)			—	8,744	—	8,744
(Financial Services)	Subordinated Debt(5)			13,530	—	(6,733)	6,797
	Common Stock			—	—	—	—

Financial Pacific Company	Subordinated Debt	9,462		62,189	40	(27,449)	34,780
(Financial Services)	Preferred Stock			—	—	—	—
	Common Stock			—	—	—	—

ForeSite Towers, LLC	Equity Interest			889	—	(889)	—
(Tower Leasing)

Global Communications, LLC	Senior Loan			1,335	—	(1,335)	—
(Business Services)

HCI Equity,LLC	Equity Interests			—	1,100	(223)	877
(Private Equity Fund)

Hot Light Brands, Inc.	Senior Loan(5)			13,678	51	(4,613)	9,116
(Retail)	Common Stock			—	—	—	—

Hot Stuff Foods, LLC	Senior Loan	1,969		42,378	11,219	(8,900)	44,697
(Real Estate)	Subordinated Debt(5)			—	48,240	—	48,240
	Common Stock			—	—	—	—

Huddle House, Inc.	Subordinated Debt	5,673		57,067	1,114	(38,535)	19,646
(Retail)	Common Stock			20,922	1	(17,004)	3,919

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			December 31,
Portfolio Company		Credited		2008	Gross	Gross	2009
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
IAT Equity, LLC and Affiliates	Subordinated Debt	$548		$6,000	$—	$—	$6,000
d/b/a Industrial Air Tool	Equity Interests			8,860	—	(3,375)	5,485
(Industrial Products)

Impact Innovations Group, LLC	Equity Interests in Affiliate			321	—	(106)	215
(Business Services)

Insight Pharmaceuticals	Subordinated Debt	7,709		63,359	9,245	(18,581)	54,023
Corporation (Consumer Products)	Preferred Stock			4,068	20,932	(25,000)	—
	Common Stock			—	34,088	(24,688)	9,400

Jakel, Inc.	Subordinated Debt(5)			374	—	(374)	—
(Industrial Products)

Knightsbridge CLO 2007-1 Ltd.	Class E Notes	1,887		14,866	—	(3,506)	11,360
(CLO)	Income Notes	4,126		35,214	4,125	(23,119)	16,220

Knightsbridge CLO 2008-1 Ltd.	Class C Notes	1,097		12,800	—	(511)	12,289
(CLO)	Class D Notes	767		8,000	—	(840)	7,160
	Class E Notes	1,514		10,573	718	(1,200)	10,091
	Income Notes	4,075		21,315	4,075	(4,753)	20,637

MHF Logistical Solutions, Inc.	Subordinated Debt			—	49,633	(49,633)	—
(Business Services)	Preferred Stock			—	—	—	—
	Common Stock			—	20,942	(20,942)	—

MVL Group, Inc.	Senior Loan	3,198		30,663	74	(5,477)	25,260
(Business Services)	Subordinated Debt	5,139		40,994	42,126	(48,814)	34,306
	Subordinated Debt(5)			86	144	(230)	—
	Common Stock			—	—	—	—

Old Orchard Brands, LLC	Subordinated Debt	917		18,882	262	(19,144)	—
(Consumer Products)	Equity Interests			27,763	—	(27,763)	—

Penn Detroit Diesel Allison, LLC	Subordinated Debt	2,767		37,869	578	(38,447)	—
(Business Services)	Equity Interests			21,100	1,262	(7,104)	15,258

Senior Secured Loan Fund LLC	Subordinated Certificates	13,664	$12,758	125,423	47,374	(172,797)	—
(Private Debt Fund)	Equity Interests			1	(1)	—	—

Service Champ, Inc.	Subordinated Debt	5,619		26,984	712	—	27,696
(Business Services)	Common Stock			21,156	7,555	(640)	28,071

Stag-Parkway, Inc.	Subordinated Debt	1,853		—	19,005	(1)	19,004
(Business Services)	Unitranche Debt	170		17,962	418	(18,380)	—
	Common Stock			6,968	7,258	—	14,226

Startec Equity, LLC	Equity Interests			332	—	(267)	65
(Telecommunications)

Worldwide Express Operations, LLC	Subordinated Debt		38	2,032	694	(2,726)	—
(Business Services)	Equity Interests			—	11,384	(11,384)	—
	Warrants			—	144	(144)	—

Total companies more than 25% owned				$1,187,722			$811,736

Companies 5% to 25% Owned

10th Street, LLC	Subordinated Debt	$2,877		$21,439	$906	$(20)	$22,325
(Business Services)	Equity Interests			975	—	(500)	475
	Option			25	—	—	25

Advantage Sales & Marketing, Inc.	Subordinated Debt	2,286		135,000	—	(135,000)	—
(Business Services)	Equity Interests			5,000	—	(5,000)	—

Air Medical Group Holdings LLC	Senior Loan	145		3,139	20,296	(17,590)	5,845
(Healthcare Services)	Equity Interests			10,800	8,700	—	19,500

Alpine ESP Holdings, Inc.	Preferred Stock			—	701	(701)	—
(Business Services)	Common Stock			—	13	(13)	—

Amerex Group, LLC	Subordinated Debt	1,993		8,784	5	(8,789)	—
(Consumer Products)	Equity Interests	6,167		9,932	—	(9,932)	—

BB&T Capital Partners/Windsor	Equity Interests			11,063	—	(684)	10,379
Mezzanine Fund, LLC
(Private Equity Fund)

Becker Underwood, Inc.	Subordinated Debt	425		25,502	216	(25,718)	—
(Industrial Products)	Common Stock			2,267	2,748	(5,015)	—

BI Incorporated	Subordinated Debt			—	—	—	—
	Common Equity			—	—	—	—

Drew Foam Companies, Inc.	Preferred Stock			512	111	(623)	—
(Business Services)	Common Stock			—	6	(6)	—

See related footnotes at the end of this schedule.

PRIVATE FINANCE		Amount of Interest or Dividends		December 31,			December 31,
Portfolio Company		Credited		2008	Gross	Gross	2009
(in thousands)	Investment(1)	to Income(6)	Other(2)	Value	Additions(3)	Reductions(4)	Value
Driven Brands, Inc.	Subordinated Debt	$14,923		$83,698	$8,201	$—	$91,899
(Consumer Services)	Common Stock			4,855	—	(1,855)	3,000

Hilden America, Inc.	Common Stock			76	378	(454)	—
(Consumer Products)

Lydall Transport, Ltd.	Equity Interests			345	87	(432)	—
(Business Services)

Multi-Ad Services, Inc.	Unitranche Debt	307		2,941	67	(517)	2,491
(Business Services)	Equity Interests			1,782	—	(364)	1,418

Pendum Acquisition, Inc.	Common Stock			—	200	—	200
(Business Services)

Postle Aluminum Company, LLC	Senior Loan(5)			—	34,876	(18,822)	16,054
(Industrial Products)	Subordinated Debt(5)			—	23,868	(23,868)	—
	Equity Interest			—	—	—	—

Progressive International Corporation	Preferred Stock			1,125	—	(1,125)	—
(Consumer Products)	Common Stock			4,600	—	(4,600)	—
	Warrants			—	—	—	—

Regency Healthcare Group, LLC	Senior Loan	44		—	4,001	(4,001)	—
(Healthcare Services)	Unitranche Debt	309		10,825	31	(10,856)	—
	Equity Interests			2,050	—	(152)	1,898

SGT India Private Limited	Common Stock			—	24	(24)	—
(Business Services)

Soteria Imaging Services, LLC	Subordinated Debt	552		4,054	156	—	4,210
(Healthcare Services)	Equity Interests			1,971	—	(692)	1,279

Triax Holdings, LLC	Subordinated Debt			—	10,772	(10,772)	—
(Consumer Products)	Equity Interests			—	16,528	(16,528)	—

Universal Environmental Services, LLC	Equity Interests			—	—	—	—
(Business Services)

Total companies 5% to 25% owned				$352,760			$180,998

This schedule should be read in conjunction with the Company’s consolidated financial statements, including the consolidated statement of investments and Note 3 to the consolidated financial statements. Note 3 includes additional information regarding activities in the private finance portfolio.

(1)	Common stock, preferred stock, warrants, options, and equity interests are generally non-income producing and restricted. The principal amount for loans and debt securities and the number of shares of common stock and preferred stock is shown in the consolidated statement of investments as of September 30, 2009.

(2)	Other includes interest, dividend, or other income which was applied to the principal of the investment and therefore reduced the total investment. These reductions are also included in the Gross Reductions for the investment, as applicable.

(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)	Loan or debt security is on non-accrual status at December 31, 2009, and is therefore considered non-income producing. Loans or debt securities on non-accrual status at the end of the period may or may not have been on non-accrual status for the full period.

(6)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was included in the companies more than 25% owned or companies 5% to 25% owned categories, respectively.